Form 10-Q
period 2025-09-30
LANDMARK BANCORP INC
filed 2025-11-13
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as November 12, 2025, the issuer had outstanding 5,790,579 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents	$23,947	$20,275
Interest-bearing deposits at other banks	3,218	4,110
Investment securities available-for-sale, at fair value	350,028	372,512
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $91, fair value of $3,468 and $3,290	3,760	3,672
Bank stocks, at cost	8,021	6,618
Loans, net of allowance for credit losses of $12,299 and $12,825	1,104,991	1,039,221
Loans held for sale, at fair value	3,578	3,420
Bank owned life insurance	39,890	39,056
Premises and equipment, net	19,449	20,220
Goodwill	32,377	32,377
Other intangible assets, net	2,123	2,578
Mortgage servicing rights	3,120	3,061
Real estate owned, net	-	167
Accrued interest and other assets	22,573	26,855
Total assets	$1,617,075	$1,574,142

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$365,959	$351,595
Money market and checking	579,413	636,963
Savings	146,291	145,514
Certificates of deposit	233,837	194,694
Total deposits	1,325,500	1,328,766

Federal Home Loan Bank and other borrowings	90,483	53,046
Subordinated debentures	21,651	21,651
Repurchase agreements	1,420	13,808
Accrued interest and other liabilities	22,294	20,656
Total liabilities	1,461,348	1,437,927

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,790,579 and 5,775,198 shares issued at September 30, 2025 and December 31, 2024, respectively	58	58
Additional paid-in capital	95,330	95,051
Retained earnings	67,327	56,934
Accumulated other comprehensive loss	(6,988)	(15,828)
Total stockholders’ equity	155,727	136,215
Total liabilities and stockholders’ equity	$1,617,075	$1,574,142

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans	$17,783	$15,933	$51,364	$45,445
Investment securities:
Taxable	2,198	2,301	6,541	7,088
Tax-exempt	700	747	2,120	2,270
Interest-bearing deposits at banks	58	41	154	144
Total interest income	20,739	19,022	60,179	54,947
Interest expense:
Deposits	5,410	5,830	15,790	16,960
Federal Home Loan Bank and other borrowings	857	1,100	2,283	3,149
Subordinated debentures	361	416	1,076	1,246
Repurchase agreements	17	72	134	267
Total interest expense	6,645	7,418	19,283	21,622
Net interest income	14,094	11,604	40,896	33,325
Provision for credit losses	850	500	1,850	800
Net interest income after provision for credit losses	13,244	11,104	39,046	32,525
Non-interest income:
Fees and service charges	2,660	2,880	7,524	8,032
Gains on sales of loans, net	948	704	2,250	1,864
Increase in cash surrender value of bank owned life insurance	283	254	833	747
Losses on sales of investment securities, net	-	-	(2)	-
Other	177	415	447	730
Total non-interest income	4,068	4,253	11,052	11,373

Non-interest expense:
Compensation and benefits	6,304	5,803	18,692	16,839
Occupancy and equipment	1,364	1,429	3,860	4,113
Data processing	476	464	1,501	1,437
Amortization of mortgage servicing rights and other intangibles	247	256	724	924
Professional fees	746	573	2,031	1,869
Other	2,114	2,034	6,165	7,023
Total non-interest expense	11,251	10,559	32,973	32,205
Earnings before income taxes	6,061	4,798	17,125	11,693
Income tax expense	1,131	867	3,090	1,972
Net earnings	$4,930	$3,931	$14,035	$9,721
Earnings per share:
Basic (1)	$0.85	$0.68	$2.43	$1.69
Diluted (1)	$0.85	$0.68	$2.41	$1.69
Dividends per share (1)	$0.21	$0.20	$0.63	$0.60

(1)	Per share amounts for the periods ended September 30, 2024 have been adjusted to give effect to the 5% stock dividend issued in December 2024.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2025	2024	2025	2024

Net earnings	$4,930	$3,931	$14,035	$9,721

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities	4,713	11,477	11,662	8,618
Reclassification adjustment for net losses included in earnings	-	-	2	-
Net unrealized gains	4,713	11,477	11,664	8,618
Income tax effect on net unrealized holding gains	(1,141)	(2,812)	(2,824)	(2,111)
Other comprehensive income	3,572	8,665	8,840	6,507

Total comprehensive income	$8,502	$12,596	$22,875	$16,228

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total

Balance at July 1, 2024	$55	$89,469	$57,774	$(330)	$(18,714)	$128,254
Net earnings	-	-	3,931	-	-	3,931
Other comprehensive income	-	-	-	-	8,665	8,665
Dividends paid ($0.20 per share) (1)	-	-	(1,156)	-	-	(1,156)
Issue of restricted common stock, 36,175 shares	-	-	-	-	-	-
Stock-based compensation	-	63	-	-	-	63
Purchase of 3,338 shares treasury stock	-	-	-	(66)	-	(66)
Balance at September 30, 2024	$55	$89,532	$60,549	$(396)	$(10,049)	$139,691

Balance at July 1, 2025	$58	$95,266	$63,612	$-	$(10,560)	$148,376
Net earnings	-	-	4,930	-	-	4,930
Other comprehensive income	-	-	-	-	3,572	3,572
Dividends paid ($0.21 per share)	-	-	(1,215)	-	-	(1,215)
Stock-based compensation	-	64	-	-	-	64
Balance at September 30, 2025	$58	$95,330	$67,327	$-	$(6,988)	$155,727

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend issued in December of 2024.

See accompanying notes to consolidated financial statements.

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total

Balance at January 1, 2024	$55	$89,208	$54,282	$(75)	$(16,556)	$126,914
Net earnings	-	-	9,721	-	-	9,721
Other comprehensive income	-	-	-	-	6,507	6,507
Dividends paid ($0.60 per share) (1)	-	-	(3,454)	-	-	(3,454)
Issue of restricted common stock, 41,175 shares	-	-	-	-	-	-
Stock-based compensation	-	324	-	-	-	324
Purchase of 16,367 shares treasury stock	-	-	-	(321)	-	(321)
Balance at September 30, 2024	$55	$89,532	$60,549	$(396)	$(10,049)	$139,691

Balance at January 1, 2025	$58	$95,051	$56,934	$-	$(15,828)	$136,215
Net earnings	-	-	14,035	-	-	14,035
Other comprehensive income	-	-	-	-	8,840	8,840
Dividends paid ($0.63 per share)	-	-	(3,642)	-	-	(3,642)
Stock-based compensation	-	279	-	-	-	279
Balance at September 30, 2025	$58	$95,330	$67,327	$-	$(6,988)	$155,727

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend issued in December of 2024.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$14,035	$9,721
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	1,850	800
Valuation allowance on real estate held for sale	-	1,108
Amortization of investment security (discount) premiums, net	(122)	(18)
Accretion of purchase accounting adjustments	(636)	(850)
Amortization of mortgage servicing rights and other intangibles	724	924
Depreciation	955	987
Increase in cash surrender value of bank owned life insurance	(833)	(747)
Stock-based compensation	279	324
Deferred income taxes	(973)	(177)
Net losses on sales of investment securities	2	-
Net (gain) loss on sales of premises and equipment and foreclosed assets	(64)	282
Net gains on sales of loans	(2,250)	(1,864)
Proceeds from sales of loans	75,413	64,500
Origination of loans held for sale	(73,649)	(65,328)
Changes in assets and liabilities:
Accrued interest and other assets	2,399	(183)
Accrued expenses, taxes, and other liabilities	1,638	5,849
Net cash provided by operating activities	18,768	15,328
Cash flows from investing activities:
Net increase in loans	(68,072)	(52,761)
Net change in interest-bearing deposits at banks	892	555
Maturities and prepayments of investment securities	51,736	54,193
Purchases of investment securities	(20,862)	(3,800)
Proceeds from sales of available-for-sale investment securities	3,394	-
Redemption of bank stocks	11,983	11,956
Purchase of bank stocks	(13,386)	(11,727)
Premiums paid on bank owned life insurance	-	(96)
Proceeds from bank owned life insurance	1,093	-
Proceeds from sales of premises and equipment and foreclosed assets	370	2,998
Purchases of premises and equipment, net	(385)	(2,214)
Net cash used in investing activities	(33,237)	(896)
Cash flows from financing activities:
Net decrease in deposits	(3,266)	(40,749)
Federal Home Loan Bank advance borrowings	696,895	595,463
Federal Home Loan Bank advance repayments	(658,459)	(567,077)
Proceeds from other borrowings	-	360
Repayments on other borrowings	(999)	(1,358)
Change in repurchase agreements	(12,388)	(3,186)
Payment of dividends	(3,642)	(3,454)
Purchase of treasury stock	-	(321)
Net cash provided by (used in) financing activities	18,141	(20,322)
Net increase (decrease) in cash and cash equivalents	3,672	(5,890)
Cash and cash equivalents at beginning of period	20,275	27,101
Cash and cash equivalents at end of period	$23,947	$21,211

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$2,960	$628
Cash paid for interest	19,373	21,371
Cash paid for operating leases	157	128

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to repossessed assets	$1,000	-

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2025, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the nine month interim period ended September 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Investments

A summary of the Company’s investment securities classified as available-for-sale and held-to-maturity as of September 30, 2025 and December 31, 2024 is as follows:

(Dollars in thousands)	As of September 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$50,661	$518	$(346)	$50,833
Municipal obligations, tax exempt	98,971	106	(1,694)	97,383
Municipal obligations, taxable	83,940	510	(2,214)	82,236
Agency mortgage-backed securities	125,676	305	(6,405)	119,576
Total available-for-sale	$359,248	$1,439	$(10,659)	$350,028

Held-to-maturity:
Other	$3,760	$-	$(292)	$3,468
Total held-to-maturity	$3,760	$-	$(292)	$3,468

	As of December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$65,349	$53	$(944)	$64,458
Municipal obligations, tax exempt	111,196	47	(4,115)	107,128
Municipal obligations, taxable	76,200	70	(4,555)	71,715
Agency mortgage-backed securities	140,651	40	(11,480)	129,211
Total available-for-sale	$393,396	$210	$(21,094)	$372,512

Held-to-maturity:
Other	$3,672	$-	$(382)	$3,290
Total held-to-maturity	$3,672	$-	$(382)	$3,290

The amortized cost of the above held-to-maturity investment securities has been further reduced by the allowance for credit losses of $91,000 at both September 30, 2025 and December 31, 2024.

The tables above show that some of the securities in the Company’s available-for-sale and held-to-maturity investment portfolios had unrealized losses, or were temporarily impaired, as of both September 30, 2025 and December 31, 2024. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2025 and December 31, 2024 along with the length of time each category of securities has been in a continuous loss position:

		As of September 30, 2025
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	13	$-	$-	$32,032	$(346)	$32,032	$(346)
Municipal obligations, tax exempt	157	1,629	(41)	65,421	(1,653)	67,050	(1,694)
Municipal obligations, taxable	82	4,715	(86)	47,549	(2,128)	52,264	(2,214)
Agency mortgage-backed securities	97	-	-	98,465	(6,405)	98,465	(6,405)
Total for available-for-sale	349	$6,344	$(127)	$243,467	$(10,532)	$249,811	$(10,659)

		As of December 31, 2024
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	22	$1,558	$-	$43,327	$(944)	$44,885	$(944)
Municipal obligations, tax exempt	254	16,754	(311)	86,409	(3,804)	103,163	(4,115)
Municipal obligations, taxable	107	22,201	(726)	45,285	(3,829)	67,486	(4,555)
Agency mortgage-backed securities	102	18,875	(223)	105,615	(11,257)	124,490	(11,480)
Total for available-for-sale	485	59,388	(1,260)	280,636	(19,834)	340,024	(21,094)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury (“U.S. treasury”). The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the available-for-sale U.S. treasury securities identified in the table above were temporarily impaired as of September 30, 2025 and December 31, 2024.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of September 30, 2025, the Company did not intend to sell and it was more likely than not that the Company would not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2025 and December 31, 2024.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of September 30, 2025 and December 31, 2024.

Management determined that no allowance for credit losses for available-for-sale securities was needed at September 30, 2025 and December 31, 2024. Accrued interest receivable on available-for-sale securities totaled $2.0 million at September 30, 2025 and $2.2 million at December 31, 2024, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the consolidated statements of financial condition.

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

	Nine months ended
	September 30,
(Dollars in thousands)	2025	2024
Balance at January 1,	$91	$91
Provision for credit losses	-	-
Balance at September 30,	$91	$91

The table below sets forth the amortized cost and fair value of investment securities at September 30, 2025. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	cost	fair value
Available-for-sale:
Due in less than one year	$32,811	$32,579
Due after one year but within five years	203,627	196,665
Due after five years but within ten years	88,990	87,705
Due after ten years	33,820	33,079
Total available-for-sale	$359,248	$350,028

Held-to-maturity:
Due after one year but within five years	3,760	3,468
Total held-to-maturity	$3,760	$3,468

Sale proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Sales proceeds	$-	$-	$3,394	$-

Realized gains	$-	$-	$22	$-
Realized losses	-	-	(24)	-
Net realized losses	$-	$-	$(2)	$-

Securities with carrying values of $277.4 million and $305.3 million were pledged to secure public funds on deposits, repurchase agreements and as collateral for borrowings at September 30, 2025 and December 31, 2024, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10.0% of consolidated stockholders’ equity.

3.	Loans and Allowance for Credit Losses

Loans consisted of the following as of the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2025	2024

One-to-four family residential real estate loans	$381,641	$352,209
Construction and land loans	19,741	25,328
Commercial real estate loans	389,574	345,159
Commercial loans	186,656	192,325
Agriculture loans	99,897	100,562
Municipal loans	6,884	7,091
Consumer loans	33,660	29,679
Total gross loans	1,118,053	1,052,353
Net deferred loan fees and loans in process	(763)	(307)
Allowance for credit losses	(12,299)	(12,825)
Loans, net	$1,104,991	$1,039,221

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology for the three and nine months ended September 30, 2025 and 2024:

	Three months and nine months ended September 30, 2025
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at July 1, 2025	$1,788	$131	$5,076	$5,283	$1,267	$45	$172	$13,762
Charge-offs	-	-	-	(2,268)	-	-	(112)	(2,380)
Recoveries	-	-	-	2	-	-	65	67
Provision for credit losses	265	(32)	273	284	(10)	-	70	850
Balance at September 30, 2025	$2,053	$99	$5,349	$3,301	$1,257	$45	$195	$12,299

Allowance for credit losses:
Balance at January 1, 2025	$1,765	$143	$4,506	$4,964	$1,227	$51	$169	$12,825
Charge-offs	-	-	-	(2,287)	-	-	(304)	(2,591)
Recoveries	-	5	-	16	-	6	188	215
Provision for credit losses	288	(49)	843	608	30	(12)	142	1,850
Balance at September 30, 2025	$2,053	$99	$5,349	$3,301	$1,257	$45	$195	$12,299

	Three months and nine months ended September 30, 2024
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at July 1, 2024	$2,020	$220	$4,515	$2,778	$1,118	$55	$197	$10,903
Charge-offs	-	-	-	(22)	-	-	(131)	(153)
Recoveries	-	45	-	8	54	-	37	144
Provision for credit losses	(30)	(109)	38	611	50	2	88	650
Balance at September 30, 2024	$1,990	$156	$4,553	$3,375	$1,222	$57	$191	$11,544

(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2024	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608
Charge-offs	-	-	-	(105)	-	-	(308)	(413)
Recoveries	-	245	-	28	54	12	110	449
Provision for credit losses	(45)	(239)	35	966	(22)	30	175	900
Balance at September 30, 2024	$1,990	$156	$4,553	$3,375	$1,222	$57	$191	$11,544

The Company recorded net loan charge-offs of $2.3 million during the third quarter of 2025, compared to net loan charge-offs of $9,000 during the third quarter of 2024. The Company recorded net loan charge-offs of $2.4 million during the nine months ended September 30, 2025, compared to net loan recoveries of $36,000 during the nine months ended September 30, 2024.

The following table presents information regarding non-accrual and loans past due over 89 days and still accruing as of the dates indicated:

(Dollars in thousands)	As of September 30, 2025
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$497	$158	$-
Commercial real estate loans	4,655	-	-
Commercial loans	1,804	2,855	-
Agriculture loans	-	30	-
Total loans	$6,956	$3,043	$-

(Dollars in thousands)	As of December 31, 2024
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$34	$-	$-
Commercial real estate loans	782	-	-
Commercial loans	314	10,939	-
Agriculture loans	1,046	-	-
Total loans	$2,176	$10,939	$-

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following table presents information regarding the amortized cost basis and collateral type of collateral-dependent loans as of the dates indicated:

(Dollars in thousands)	As of September 30, 2025
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$655	First mortgage on residential real estate
Commercial real estate loans	4,270	First mortgage on commercial real estate
Commercial loans	4,758	Various business asset including real estate
Agriculture loans	30	Crops, livestock, machinery and real estate
Total loans	$9,713

(Dollars in thousands)	As of December 31, 2024
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$34	First mortgage on residential real estate
Commercial real estate loans	782	First mortgage on commercial real estate
Commercial loans	3,150	Various business asset including real estate
Agriculture loans	1,456	Crops, livestock, machinery and real estate
Total loans	$5,422

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at either September 30, 2025 or December 31, 2024.

The following tables present information regarding the Company’s past due and non-accrual loans by loan class, as of the dates indicated:

(Dollars in thousands)	As of September 30, 2025
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$1,242	$214	$-	$1,456	$655	$2,111	$379,530
Construction and land loans	279	-	-	279	-	279	19,462
Commercial real estate loans	892	-	-	892	4,655	5,547	384,027
Commercial loans	1,941	57	-	1,998	4,659	6,657	179,999
Agriculture loans	-	25	-	25	30	55	99,842
Municipal loans	-	-	-	-	-	-	6,884
Consumer loans	90	113	-	203	-	203	33,457
Total	$4,444	$409	$-	$4,853	$9,999	$14,852	$1,103,201

Percent of gross loans	0.40%	0.04%	0.00%	0.44%	0.89%	1.33%	98.67%

(Dollars in thousands)	As of December 31, 2024
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$115	$323	$-	$438	$34	$472	$351,737
Construction and land loans	-	118	-	118	-	$118	25,210
Commercial real estate loans	1,083	3,081	-	4,164	782	$4,946	340,213
Commercial loans	500	59	-	559	11,253	$11,812	180,513
Agriculture loans	864	-	-	864	1,046	$1,910	98,652
Municipal loans	-	-	-	-	-	$-	7,091
Consumer loans	33	25	-	58	-	$58	29,621
Total	$2,595	$3,606	$-	$6,201	$13,115	$19,316	$1,033,037

Percent of gross loans	0.25%	0.34%	0.00%	0.59%	1.25%	1.84%	98.16%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2025 and 2024 would have increased interest income by $389,000 and $244,000, respectively. No interest income related to non-accrual loans was included in interest income for the three or nine months ended September 30, 2025 and 2024.

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

The following table presents information regarding the Company’s risk category of loans by type and year of origination, as of the dates indicated:

(Dollars in thousands)	As of September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$64,804	$78,991	$79,555	$67,894	$32,930	$49,678	$7,048	$86	$380,986
Classified	$-	$158	$417	$-	$-	$80	$-	$-	655
Total	$64,804	$79,149	$79,972	$67,894	$32,930	$49,758	$7,048	$86	$381,641
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,325	$3,627	$2,557	$1,775	$1,617	$3,740	$100	$-	$19,741
Classified	-	-	-	-	-	-	-	-	-
Total	$6,325	$3,627	$2,557	$1,775	$1,617	$3,740	$100	$-	$19,741
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$61,573	$55,997	$58,404	$57,322	$51,848	$93,009	$2,937	$29	381,119
Classified	135	1,184	-	282	445	6,409	-	-	8,455
Total	$61,708	$57,181	$58,404	$57,604	$52,293	$99,418	$2,937	$29	$389,574
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$26,520	$34,063	$17,607	$17,711	$8,037	$6,476	$61,469	$114	$171,997
Classified	2,576	2,103	1,400	1,936	30	3,608	2,449	557	14,659
Total	$29,096	$36,166	$19,007	$19,647	$8,067	$10,084	$63,918	$671	$186,656
Gross charge-offs	$-	$2,276	$-	$-	$11	$-	$-	$-	$2,287
Agriculture loans
Nonclassified	$8,965	$12,503	$2,543	$6,000	$3,183	$12,527	$49,740	$224	$95,685
Classified	47	1,630	-	1,291	91	26	1,127	-	4,212
Total	$9,012	$14,133	$2,543	$7,291	$3,274	$12,553	$50,867	$224	$99,897
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$-	$-	$5,552	$58	$-	$1,274	$-	$-	$6,884
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$5,552	$58	$-	$1,274	$-	$-	$6,884
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$5,469	$1,743	$2,731	$466	$816	$2,661	$19,624	$150	$33,660
Classified	-	-	-	-	-	-	-	-	-
Total	$5,469	$1,743	$2,731	$466	$816	$2,661	$19,624	$150	$33,660
Gross charge-offs	$304	$-	$-	$-	$-	$-	$-	$-	$304
Total loans
Nonclassified	$173,656	$186,924	$168,949	$151,226	$98,431	$169,365	$140,918	$603	$1,090,072
Classified	2,758	5,075	1,817	3,509	566	10,123	3,576	557	27,981
Total	$176,414	$191,999	$170,766	$154,735	$98,997	$179,488	$144,494	$1,160	$1,118,053
Gross charge-offs for the nine months
ended September 30, 2025	$304	$2,276	$-	$-	$11	$-	$-	$-	$2,591

(Dollars in thousands)	As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$86,701	$84,467	$75,517	$37,411	$27,293	$35,112	$5,552	$122	$352,175
Classified	$-	$-	$-	$-	$-	$34	$-	$-	$34
Total	$86,701	$84,467	$75,517	$37,411	$27,293	$35,146	$5,552	$122	$352,209
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,481	$11,202	$1,937	$1,697	$2,569	$1,340	$102	$-	$25,328
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$6,481	$11,202	$1,937	$1,697	$2,569	$1,340	$102	$-	$25,328
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$59,717	$47,624	$68,854	$53,868	$41,862	$67,351	$3,217	$85	$342,578
Classified	$360	$-	$-	$476	$151	$1,594	$-	$-	$2,581
Total	$60,077	$47,624	$68,854	$54,344	$42,013	$68,945	$3,217	$85	$345,159
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$31,083	$27,158	$23,574	$9,813	$7,930	$2,203	$68,282	$135	$170,178
Classified	$11,364	$1,851	$1,897	$39	$3,637	$13	$1,969	$1,377	$22,147
Total	$42,447	$29,009	$25,471	$9,852	$11,567	$2,216	$70,251	$1,512	$192,325
Gross charge-offs	$-	$-	$16	$114	$56	$-	$-	$-	$186
Agriculture loans
Nonclassified	$21,379	$3,659	$8,404	$3,616	$3,297	$14,215	$44,458	$217	$99,245
Classified	$29	$178	$257	$419	$9	$73	$352	$-	$1,317
Total	$21,408	$3,837	$8,661	$4,035	$3,306	$14,288	$44,810	$217	$100,562
Gross charge-offs	$-	$-	$-	$-	$-	$64	$-	$-	$64
Municipal loans
Nonclassified	$5,565	$-	$90	$-	$-	$1,436	$-	$-	$7,091
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$5,565	$-	$90	$-	$-	$1,436	$-	$-	$7,091
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$2,850	$3,229	$645	$1,072	$682	$3,167	$17,896	$138	$29,679
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$2,850	$3,229	$645	$1,072	$682	$3,167	$17,896	$138	$29,679
Gross charge-offs	$376	$7	$1	$-	$-	$24	$-	$1	$409
Total loans
Nonclassified	$213,776	$177,339	$179,021	$107,477	$83,633	$124,824	$139,507	$697	$1,026,274
Classified	$11,753	$2,029	$2,154	$934	$3,797	$1,714	$2,321	$1,377	$26,079
Total	$225,529	$179,368	$181,175	$108,411	$87,430	$126,538	$141,828	$2,074	$1,052,353
Gross charge-offs for the year ended December 31, 2024	$376	$7	$17	$114	$56	$88	$-	$1	$659

The following table provides information regarding the Company’s allowance for credit losses related to unfunded loan commitments for the periods indicated:

	Three months ended		Nine months ended
(dollars in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$150	300	$150	250
Provision for credit losses	-	(150)	-	(100)
Balance at end of period	$150	$150	$150	$150

The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2025. The Company made two loan modifications to a single borrower experiencing financial difficulty during the nine months ended September 30, 2025. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three or nine months ended September 30, 2024. The following table presents the amortized cost basis of loans at September 30, 2025 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025 by class, type of modification and includes the financial effect of the modification.

	As of June 30, 2025
	Amortized cost basis	% of loan class total	Financial effect
Term extension:
Commercial	$277	0.1%	Renewal of existing loan

As of September 30, 2025, all loans both experiencing financial difficulty and modified during the nine months ended September 30, 2025 were current under the terms of the agreements.

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually, or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2024 concluded that its goodwill was not impaired. Based on that test and current conditions, as of September 30, 2025, the Company concluded it was more likely than not that its goodwill was not impaired.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization as of the dates indicated is presented in the following tables:

(Dollars in thousands)	As of September 30, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(2,047)	$2,123

(Dollars in thousands)	As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(1,592)	$2,578

The following table sets forth estimated amortization expense for core deposit intangible assets for the remainder of 2025 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2025	$133
2026	512
2027	436
2028	360
2029	284
2030	208
Thereafter	190
Total	$2,123

5.	Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others, as of the dates indicated:

(Dollars in thousands)	September 30,	December 31,
	2025	2024
FHLMC	$600,206	$626,379
FHLB	28,808	27,418
Total	$629,014	$653,797

Custodial escrow balances maintained in connection with mortgage loans serviced for others were $10.7 million and $5.6 million at September 30, 2025 and December 31, 2024, respectively. Custodial escrow balances are included in the deposit balances on the balance sheet. Gross service fee income related to such loans was $403,000 and $425,000 for the three months ended September 30, 2025 and 2024, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $1.2 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Mortgage servicing rights activity for the periods indicated was as follows for the periods indicated:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Mortgage servicing rights:
Balance at beginning of period	$3,082	$2,997	$3,061	$3,158
Additions	133	129	328	295
Amortization	(95)	(85)	(269)	(412)
Balance at end of period	$3,120	$3,041	$3,120	$3,041

The fair value of mortgage servicing rights was $8.7 million and $9.6 million at September 30, 2025 and December 31, 2024, respectively. Fair value at September 30, 2025 was determined using discount rate ranging from 8.77% to 9.00%; prepayment speeds ranging from 5.50% to 27.52%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.66%. Fair value at December 31, 2024 was determined using discount rates at 10.00%; prepayment speeds ranging from 6.00% to 25.44%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.87%.

The Company had a mortgage repurchase reserve of $115,000 at September 30, 2025 and $131,000 at December 31, 2024, which represented the Company’s best estimate at those dates of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company charged $81,000 of losses against the reserve and recorded a $65,000 provision. The Company charged $17,000 of losses against the reserve during the three months ended September 30, 2024 and $19,000 of losses against the reserve during the nine months ended September 30, 2024. As of September 30, 2025, the Company had no outstanding mortgage repurchase requests.

6.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share included the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for both the three and nine months ended September 30, 2025, included all unexercised stock options, as no stock options were determined to be anti-dilutive during such periods. The diluted earnings per share computation for both the three and nine months ended September 30, 2024, excluded 207,751 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid November 26, 2025, to common stockholders of record as of the close of business on November 12, 2025. The Company’s Board of Directors also declared a 5% stock dividend issuable December 15, 2025 to common stockholders of record as of the close of business on December 1, 2025. The shares used in the calculation of basic and diluted earnings per share for the periods indicated are shown below:

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2025	2024	2025	2024
Net earnings	$4,930	$3,931	$14,035	$9,721

Weighted average common shares outstanding - basic (1)	5,783,729	5,765,348	5,780,462	5,751,326
Assumed exercise of stock options (1)	45,912	5,166	44,115	4,203
Weighted average common shares outstanding - diluted (1)	5,829,641	5,770,514	5,824,577	5,755,529
Earnings per share (1):
Basic	$0.85	$0.68	$2.43	$1.69
Diluted	$0.85	$0.68	$2.41	$1.69

(1)	Share and per share values for the periods ended September 30, 2024 have been adjusted to give effect to the 5% stock dividend paid during December 2024.

7.	Federal Home Loan Bank Borrowings and Other Borrowings

The Bank has a line of credit with the Federal Home Loan Bank (“FHLB”) under which there were $87.3 million of borrowings at September 30, 2025 and $48.8 million of borrowings at December 31, 2024. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (4.33% at September 30, 2025). The Company had $25.0 million in letters of credit issued through the FHLB at September 30, 2025 compared to $60.0 million in letters of credit December 31, 2024, to secure municipal deposits. The Company did not have any term advances from FHLB at September 30, 2025 or December 31, 2024.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At September 30, 2025 and December 31, 2024, there were blanket pledges of loans and securities to the FHLB totaling $467.9 million and $403.9 million, respectively. At September 30, 2025 and December 31, 2024, the Bank’s total borrowing capacity with the FHLB was approximately $323.5 million and $281.2 million, respectively. At September 30, 2025 and December 31, 2024, the Bank’s available borrowing capacity was $209.7 million and $171.0 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

At September 30, 2025, the Bank had no borrowings through the Federal Reserve discount window, while its borrowing capacity with the Federal Reserve was $44.9 million.

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2026, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, the Company borrowed $10.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2025 and December 31, 2024. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $3.2 million and $4.2 million at September 30, 2025 and December 31, 2024, respectively.

8.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $1.4 million at September 30, 2025 and $13.8 million at December 31, 2024, which were secured by $2.0 million and $15.2 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements as of the dates indicated:

	As of September 30, 2025
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. treasury securities	$1,420	$-	$-	$-	$1,420
Total	$1,420	$-	$-	$-	$1,420

	As of December 31, 2024
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. treasury securities	$11,729	$-	$-	$-	$11,729
Agency mortgage-backed securities	2,079	-	-	-	2,079
Total	$13,808	$-	$-	$-	$13,808

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

A description of the Company’s revenue streams under ASC 606 follows for the periods indicated:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$976	$1,066	$2,740	$3,019
Other	555	526	1,445	1,233
Interchange income	648	765	1,911	2,226
Loan servicing fees (1)	403	425	1,222	1,293
Office lease income (1)	17	20	53	108
Gains on sales of loans (1)	948	704	2,250	1,864
Bank owned life insurance income (1)	283	254	833	747
Losses on sales of investment securities (1)	-	-	(2)	-
Gains on sales of real estate owned	12	273	12	264
Other	226	220	588	619
Total non-interest income	$4,068	$4,253	$11,052	$11,373

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first nine months of 2025 or 2024.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2025 and December 31, 2024, including methods and assumptions utilized, are set forth below:

	As of September 30, 2025
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$23,947	$23,947	$-	$-	$23,947
Interest-bearing deposits at other banks	3,218	-	3,218	-	3,218
Investment securities available-for-sale	350,028	50,833	299,195	-	350,028
Investment securities held-to-maturity	3,760	-	3,468	-	3,468
Bank stocks, at cost	8,021	n/a	n/a	n/a	n/a
Loans, net	1,104,991	-	-	1,106,896	1,106,896
Loans held for sale	3,578	-	3,578	-	3,578
Mortgage servicing rights	3,120	-	8,718	-	8,718
Accrued interest receivable	7,192	225	1,799	5,168	7,192
Derivative financial instruments	229	-	229	-	229

Financial liabilities:
Non-maturity deposits	$(1,091,663)	$(1,091,663)	$-	$-	$(1,091,663)
Certificates of deposit	(233,837)	-	(233,262)	-	(233,262)
FHLB and other borrowings	(90,483)	-	(90,453)	-	(90,453)
Subordinated debentures	(21,651)	-	(18,760)	-	(18,760)
Repurchase agreements	(1,420)	-	(1,420)	-	(1,420)
Accrued interest payable	(1,742)	-	(1,742)	-	(1,742)

	As of December 31, 2024
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,275	$20,275	$-	$-	$20,275
Interest-bearing deposits at other banks	4,110	-	4,110	-	4,110
Investment securities available-for-sale	372,512	64,458	308,054	-	372,512
Investment securities held-to-maturity	3,672	-	3,290	-	3,290
Bank stocks, at cost	6,618	n/a	n/a	n/a	n/a
Loans, net	1,039,221	-	-	1,027,865	1,027,865
Loans held for sale	3,420	-	3,420	-	3,420
Mortgage servicing rights	3,061	-	9,615	-	9,615
Accrued interest receivable	7,132	219	2,001	4,912	7,132
Derivative financial instruments	200	-	200	-	200

Financial liabilities:
Non-maturity deposits	$(1,134,072)	$(1,134,072)	$-	$-	$(1,134,072)
Certificates of deposit	(194,694)	-	(193,901)	-	(193,901)
FHLB and other borrowings	(53,046)	-	(48,846)	-	(48,846)
Subordinated debentures	(21,651)	-	(18,556)	-	(18,556)
Repurchase agreements	(13,808)	-	(13,808)	-	(13,808)
Accrued interest payable	(1,833)	-	(1,833)	-	(1,833)

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2025 or during the year ended December 31, 2024.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2025
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$50,833	$50,833	$-	$-
Municipal obligations, tax exempt	97,383	-	97,383	-
Municipal obligations, taxable	82,236	-	82,236	-
Agency mortgage-backed securities	119,576	-	119,576	-
Loans held for sale	3,578	-	3,578	-
Derivative financial instruments	229	-	229	-

		As of December 31, 2024
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$64,458	$64,458	$-	$-
Municipal obligations, tax exempt	107,128	-	107,128	-
Municipal obligations, taxable	71,715	-	71,715	-
Agency mortgage-backed securities	129,211	-	129,211	-
Loans held for sale	3,420	-	3,420	-
Derivative financial instruments	200	-	200	-

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

The aggregate fair value, contractual balance (including accrued interest), and gains on loans held for sale as of September 30, 2025 and December 31, 2024 were as follows:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2025	2024
Aggregate fair value	$3,578	$3,420
Contractual balance	3,529	3,376
Gain	$49	$44

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Total change in fair value	$10	$(42)	$29	$173

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional allowance and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $11.5 million at September 30, 2025 and $15.0 million at December 31, 2024. The Company’s individually evaluated loans with an allowance for credit losses were $3.1 million and $2.5 million, with an allocated allowance of $838,000 and $777,000, at September 30, 2025 and December 31, 2024, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2025
Individual evaluated loans:
One-to-four family residential real estate	$116	Sales comparison	Adjustment to appraised value	20%
Commercial	2,142	Sales comparison	Adjustment to comparable value	0%-35%

As of December 31, 2024
Individual evaluated loans:
Commercial	$1,768	Sales comparison	Adjustment to comparable value	0%-50%

11.	Regulatory Capital Requirements

Banks and bank holding companies, such as the Company, are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

Regulations include a capital conservation buffer of 2.5% that is added to these minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including the amount of dividends that it may pay without prior regulatory approval, stock repurchases and certain discretionary bonus payments to executive officers. At September 30, 2025 and December 31, 2024, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

The following is a comparison of the Company’s regulatory capital ratios to minimum capital ratio requirements as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of September 30, 2025
Leverage	$150,556	9.44%	$63,762	4.0%
Common Equity Tier 1 Capital	129,556	11.13%	81,466	7.0%
Tier 1 Capital	150,556	12.94%	98,923	8.5%
Total Risk Based Capital	162,795	13.99%	122,199	10.5%

As of December 31, 2024
Leverage	$139,657	9.02%	$61,964	4.0%
Common Equity Tier 1 Capital	118,657	10.49%	79,164	7.0%
Tier 1 Capital	139,657	12.35%	96,128	8.5%
Total Risk Based Capital	152,121	13.45%	118,746	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements as of September 30, 2025 and December 31, 2024:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of September 30, 2025
Leverage	$149,409	9.40%	$63,566	4.0%	$79,457	5.0%
Common Equity Tier 1 Capital	149,409	12.84%	81,466	7.0%	75,647	6.5%
Tier 1 Capital	149,409	12.84%	98,923	8.5%	93,104	8.0%
Total Risk Based Capital	161,648	13.89%	122,199	10.5%	116,380	10.0%

As of December 31, 2024
Leverage	$140,523	9.10%	$61,770	4.0%	$77,213	5.0%
Common Equity Tier 1 Capital	140,523	12.43%	79,146	7.0%	73,493	6.5%
Tier 1 Capital	140,523	12.43%	96,106	8.5%	99,453	8.0%
Total Risk Based Capital	152,987	13.53%	118,719	10.5%	113,066	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and 28 additional branch offices in central, eastern, southeast and southwest Kansas, one loan production office in Kansas City, Missouri and our ownership of Landmark Risk Management, Inc. On October 1, 2022, the Company completed its acquisition of Freedom Bancshares, Inc., the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operated out of a single location in Overland Park, Kansas.

In October 2025, we declared our 97th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, our future dividend practice is dependent upon the performance of the economy and the Company’s overall performance. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at September 30, 2025. In October 2025, we also declared a 5% stock dividend issuable on December 15, 2025. This is the 25th consecutive year that the Company has issued a 5% stock dividend.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for credit losses and the accounting for business combinations, each of which involve significant judgment by our management. There have been no material changes to the critical accounting policies included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 25, 2025.

Summary of Results. During the third quarter of 2025, we recorded net earnings of $4.9 million, which was an increase of $1.0 million, or 25.4%, from net earnings of $3.9 million in the third quarter of 2024. During the first nine months of 2025, we recorded net earnings of $14.0 million, which was an increase of $4.3 million, or 44.4%, from $9.7 million in the first nine months of 2024. The increase in net earnings during both periods in 2025 was primarily related to an increase in net interest income which was driven by growth in interest income on loans due to increased average loan balances and lower interest expense due to lower short-term interest rates.

The following table summarizes earnings and key performance measures as of, or for the periods presented:

	As of or for the		As of or for the
(Dollars in thousands, except per share amounts)	three months ended September 30,		nine months ended September 30,
	2025	2024	2025	2024
Net earnings:
Net earnings	$4,930	$3,931	$14,035	$9,721
Basic earnings per share (1)	$0.85	$0.68	$2.43	$1.69
Diluted earnings per share (1)	$0.85	$0.68	$2.41	$1.69
Earnings ratios:
Return on average assets (2)	1.21%	1.00%	1.18%	0.84%
Return on average equity (2)	13.00%	11.82%	12.98%	10.18%
Equity to total assets	9.63%	8.93%	9.63%	8.93%
Net interest margin (2) (3)	3.83%	3.30%	3.81%	3.21%
Dividend payout ratio	24.71%	29.41%	26.14%	35.50%

(1)	Per share values for the periods ended September 30, 2024 have been adjusted to give effect to the 5% dividend paid during 2024.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $20.7 million for the quarter ended September 30, 2025 represented an increase of $1.7 million, or 9.0%, compared to the same period of 2024. Interest income on loans increased $1.9 million, or 11.6%, to $17.8 million for the quarter ended September 30, 2025, compared to the same period of 2024, due to higher average balances, partially offset by lower yields. Average loan balances increased from $985.7 million in the third quarter of 2024 to $1.1 billion in the third quarter of 2025. The yield on loans decreased from 6.43% in the third quarter of 2024 to 6.37% in the third quarter of 2025. Interest income on investment securities decreased $150,000, or 4.9%, to $2.9 million for the third quarter of 2025, as compared to $3.0 million in the same period of 2024. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances of investment securities, which decreased from $428.3 million in the third quarter of 2024 to $362.7 million in the third quarter of 2025. Partially offsetting the lower average balances was an increase in yields, which increased from 2.99% in the third quarter of 2024 to 3.35% in the third quarter of 2025.

Interest income of $60.2 million for the nine months ended September 30, 2025 represented an increase of $5.2 million, or 9.5%, compared to the same period of 2024. Interest income on loans increased $5.9 million, or 13.0%, to $51.4 million for the nine months ended September 30, 2025, compared to the same period of 2024 due to an increase in our average loan balances, which increased from $962.3 million during the first nine months of 2024 to $1.1 billion during the first nine months of 2025. Also contributing to higher interest income were higher yields on loans, which increased from 6.31% in the nine months ended September 30, 2024 to 6.36% during the nine months ended September 30, 2025. Interest income on investment securities decreased $698,000, or 7.5%, to $8.7 million for the first nine months of 2025, as compared to $9.4 million in the same period of 2024. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances of investment securities which decreased from $440.7 million in the first nine months of 2024 to $368.1 million in the first nine months of 2025. Partially offsetting the lower average balances was an increase in yields, which increased from 2.99% in the first nine months of 2024 to 3.33% in the first nine months of 2025.

Interest Expense. Interest expense during the quarter ended September 30, 2025 decreased $773,000 to $6.6 million, as compared to the same period of 2024. Interest expense on interest-bearing deposits decreased $420,000 to $5.4 million for the quarter ended September 30, 2025, as compared to the same period of 2024. Our total cost of interest-bearing deposits decreased from 2.48% in the third quarter of 2024 to 2.18% in the third quarter of 2025, as a result of lower rates on our deposits. Partially offsetting the lower rates was an increase in average interest-bearing deposit balances, which increased from $936.2 million in the third quarter of 2024 to $984.3 million in the third quarter of 2025. For the third quarter of 2025, interest expense on borrowings decreased $353,000 to $1.2 million, as compared to the same period of 2024, due to a decrease in our average borrowings and repurchase agreements which decreased $14.0 million from the third quarter of 2024 to the third quarter of 2025. Also contributing to lower interest expense was a decrease in rates, which decreased from 5.72% in the third quarter of 2024 to 5.09% in the same period of 2025.

Interest expense during the nine months ended September 30, 2025 decreased $2.3 million to $19.3 million, as compared to the same period of 2024. Interest expense on interest-bearing deposits decreased $1.2 million to $15.8 million for the nine months ended September 30, 2025 compared to the same period of 2024. Our total cost of interest-bearing deposits decreased from 2.42% in the first nine months of 2024 to 2.16% in the first nine months of 2025 as a result of lower rates on our deposits. Partially offsetting the lower rates was an increase in average interest-bearing deposit balances, which increased from $936.0 million in the first nine months of 2024 to $976.5 million in the first nine months of 2025. For the first nine months of 2025, interest expense on borrowings decreased $1.2 million to $3.5 million, as compared to the same period of 2024 due to a decrease in our average borrowings and repurchase agreements which decreased $15.8 million from the first nine months of 2024 to the first nine months of 2025. Also contributing to lower interest expense was a decrease in rates, which decreased from 5.75% in the first nine months of 2024 to 5.05% in the same period of 2025.

Net Interest Income. Net interest income increased $2.5 million, or 21.5%, to $14.1 million for the third quarter of 2025, as compared to the third quarter of 2024. The increase in net interest income was primarily a result of an increase in interest income on loans and lower interest expense. The accretion of purchase accounting adjustments increased net interest income by $367,000 in the third quarter of 2024 compared to an increase of $256,000 in the third quarter of 2025, and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, growth in average loans increased interest income while lower rates decreased interest expense. Net interest margin, on a tax-equivalent basis, was 3.30% in the third quarter of 2024, compared to 3.83% in the third quarter of 2025.

Net interest income increased $7.6 million, or 22.7%, to $40.9 million for the nine months ended September 30, 2025, as compared to the same period of 2024. The increase in net interest income was primarily a result of an increase in interest income on loans and lower interest expense. The accretion of purchase accounting adjustments increased net interest income by $850,000 in the first nine months of 2024 compared to an increase of $636,000 in the first nine months of 2025, and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, growth in average loans increased interest income while lower rates decreased interest expense. Net interest margin, on a tax-equivalent basis, was 3.21% in the first nine months of 2024, compared to 3.81% in the first nine months of 2025.

Average Assets/Liabilities. The following table reflects the tax-equivalent yields earned on average interest-earning assets and costs of average interest-bearing liabilities (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	September 30, 2025			September 30, 2024
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$6,748	$58	3.41%	$5,705	$41	2.86%
Investment securities (1)	362,717	3,061	3.35%	428,301	3,217	2.99%
Loans receivable, net (2)	1,108,545	17,786	6.37%	985,659	15,937	6.43%
Total interest-earning assets	1,478,010	20,905	5.61%	1,419,665	19,195	5.38%
Non-interest-earning assets	139,419			142,817
Total	$1,617,429			$1,562,482

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$605,834	$3,173	2.08%	$580,933	$3,499	2.40%
Savings accounts	147,010	45	0.12%	148,835	51	0.14%
Certificates of deposit	231,491	2,192	3.76%	206,450	2,280	4.39%
Total interest-bearing deposits	984,335	5,410	2.18%	936,218	5,830	2.48%

FHLB advances and other borrowings	72,871	857	4.67%	77,958	1,100	5.61%
Subordinated debentures	21,651	361	6.62%	21,651	416	7.64%
Repurchase agreements	1,833	17	3.68%	10,774	72	2.66%
Total borrowings	96,355	1,235	5.09%	110,383	1,588	5.72%

Total interest-bearing liabilities	1,080,690	6,645	2.44%	1,046,601	7,418	2.82%
Non-interest-bearing liabilities	386,305			383,610
Stockholders’ equity	150,434			132,271
Total	$1,617,429			$1,562,482

Interest rate spread (3)			3.17%			2.56%
Net interest margin (4)		$14,260	3.83%		$11,777	3.30%
Tax-equivalent interest - imputed		166			173
Net interest income		$14,094			$11,604

Ratio of average interest-earning assets to average interest-bearing liabilities			136.8%			135.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2025			September 30, 2024
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$6,141	$154	3.35%	$6,304	$144	3.05%
Investment securities (1)	368,106	9,157	3.33%	440,744	9,874	2.99%
Loans receivable, net (2)	1,079,883	51,374	6.36%	962,252	45,456	6.31%
Total interest-earning assets	1,454,130	60,685	5.58%	1,409,300	55,474	5.26%
Non-interest-earning assets	140,914			145,382
Total	$1,595,044			$1,554,682

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$615,623	$9,614	2.09%	$587,203	$10,429	2.37%
Savings accounts	147,455	131	0.12%	150,950	142	0.13%
Certificates of deposit	213,385	6,045	3.79%	197,805	6,389	4.31%
Total interest-bearing deposits	976,463	15,790	2.16%	935,958	16,960	2.42%

FHLB advances and other borrowings	65,192	2,283	4.68%	74,496	3,149	5.65%
Subordinated debentures	21,651	1,076	6.64%	21,651	1,246	7.69%
Repurchase agreements	5,691	134	3.15%	12,218	267	2.92%
Total borrowings	92,534	3,493	5.05%	108,365	4,662	5.75%

Total interest-bearing liabilities	1,068,997	19,283	2.41%	1,044,323	21,622	2.77%
Non-interest-bearing liabilities	381,456			382,762
Stockholders’ equity	144,591			127,597
Total	$1,595,044			$1,554,682

Interest rate spread (3)			3.17%			2.49%
Net interest margin (4)		$41,402	3.81%		$33,852	3.21%
Tax-equivalent interest - imputed		506	0.05%		527
Net interest income		$40,896			$33,325

Ratio of average interest-earning assets to average interest-bearing liabilities			136.0%			134.9%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2025 vs 2024			2025 vs 2024
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$8	$9	$17	$(4)	$14	$10
Investment securities	(730)	574	(156)	(2,312)	1,595	(717)
Loans	1,998	(150)	1,848	5,557	360	5,917
Total	1,276	433	1,709	3,241	1,969	5,210
Interest expense:
Deposits	310	(730)	(420)	789	(1,959)	(1,170)
FHLB advances and other borrowings	(68)	(175)	(243)	(365)	(501)	(866)
Subordinated debentures and other borrowings	-	(221)	(221)	-	(170)	(170)
Repurchase agreements	(102)	47	(55)	(156)	23	(133)
Total	140	(1,079)	(939)	268	(2,607)	(2,339)
Net interest margin	$1,136	$1,512	$2,648	$2,973	$4,576	$7,549

Provision for Credit Losses. During the third quarter of 2025, we recorded an $850,000 provision for credit losses on loans, compared to a $500,000 provision for credit losses recorded in the same period of 2024. The provision for credit losses on loans recorded in the third quarter of 2025 was primarily due to growth in loans. We recorded net loan charge-offs of $2.3 million during the third quarter of 2025, compared to net loan charge-offs of $9,000 during the third quarter of 2024. The increase in net charge-offs was primarily related to the charge-off of a single commercial credit during the third quarter of 2025.

During the first nine months of 2025, we recorded a $1.9 million provision for credit losses on loans compared to a $800,000 provision for credit losses in the first nine months of 2024. The provision for credit losses during the first nine months of 2024 consisted of a $900,000 provision to the allowance for credit losses on loans and a $100,000 credit provision to the allowance for unfunded loan commitments. We recorded net loan charge-offs of $2.4 million during the first nine months of 2025 compared to net loan recoveries of $36,000 during the first nine months of 2024. The increase in net charge-offs was primarily related to the charge-off of a single commercial credit during the third quarter of 2025.

For further discussion of the allowance for credit losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $4.1 million in the third quarter of 2025, a decrease of $185,000, or 4.3%, from the same period in 2024. The decrease in non-interest income during the third quarter of 2025 compared to the same period in the prior year was primarily due to a decrease in other income of $238,000 driven by the gain on sale of a former branch facility in Overland Park, Kansas during the third quarter of 2024, coupled with a decrease in fees and service charges of $220,000 primarily due to lower fees related to deposit accounts. Partially offsetting these decreases was an increase of $244,000 in gain on sales of one-to-four family residential real estate loans due to lower interest rates.

Total non-interest income was $11.1 million in the first nine months of 2025, a decrease of $321,000, or 2.8%, from the same period in 2024. The decrease in non-interest income during the first nine months of 2025 compared to the same period in the prior year was primarily due to a decrease in fees and service charges of $508,000 primarily due to lower fees related to deposit accounts, coupled with a decrease of $282,000 in other income driven by the gain on sale of a former branch facility in Overland Park, Kansas during the prior year. Partially offsetting these decreases was an increase of $386,000 in gain on sales of one-to-four family residential real estate loans due to lower interest rates.

Non-interest Expense. Non-interest expense totaled $11.3 million for the third quarter of 2025, an increase of $692,000, or 6.6%, over the same quarter of 2024. The increase in non-interest expense in the third quarter of 2025 compared to the same period last year was mainly due an increase of $501,000 in compensation and benefits and $173,000 in professional fees. The increase in compensation and benefits was due to additional staffing and higher benefit costs and the increase in professional fees was driven by higher consulting costs.

Non-interest expense totaled $33.0 million for the first nine months of 2025, an increase of $768,000, or 2.4%, over the same period of 2024. The increase in non-interest expense in the first nine months of 2025 compared to the same period in the prior year was mainly due to an increase of $1.9 million in compensation and benefits due to additional staffing and higher benefit costs. Partially offsetting that increase was an $858,000 decrease in other expense related to a valuation allowance recorded against real estate held for sale in the first nine months of 2024.

Income Tax Expense. During the third quarter of 2025, we recorded income tax expense of $1.1 million, compared to income tax expense of $867,000 during the same period of 2024. Our effective tax rate increased from 18.1% in the third quarter of 2024 to 18.7% in the third quarter of 2025. The increase in the effective tax rate was due to higher earnings before taxes while tax exempt income was consistent.

During the first nine months of 2025, we recorded income tax expense of $3.1 million, compared to income tax expense of $2.0 million during the same period of 2024. Our effective tax rate increased from 16.9% in the first nine months of 2024 to 18.0% in the first nine months of 2025. The increase in the effective tax rate was due to higher earnings before taxes while tax exempt income was consistent.

Financial Condition. Economic conditions in the United States remained sluggish during the first nine months of 2025 as elevated inflation levels and high interest rates continued to impact the economy. Although interest rates decreased slightly in the second half of 2024, sustained high interest rates have impacted financial institutions generally, resulting in continued higher costs of funding and lower fair values for investment securities. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a significant majority of our deposits being retail-based and insured by the Federal Deposit Insurance Corporation (“FDIC”). We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates have also been impacted by economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses continues to factor in estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high-quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, CRE, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets were $1.6 billion at both December 31, 2024 and September 30, 2025.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At September 30, 2025, our allowance for credit losses on loans totaled $12.3 million, or 1.10% of gross loans outstanding, compared to $12.8 million, or 1.22% of gross loans outstanding, at December 31, 2024. The decrease in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to lower reserves against individually evaluated loans on non-accrual due to a decrease in loans on non-accrual as of September 30, 2025. The balance of our allowance for credit losses reflects current and projected economic conditions and other qualitative factors.

As of September 30, 2025 and December 31, 2024, approximately $28.0 million and $26.1 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for credit losses was sufficient to cover expected losses related to such loans at September 30, 2025 and December 31, 2024, respectively.

Loans past due 30-89 days and still accruing interest totaled $4.9 million, or 0.43% of gross loans, at September 30, 2025, compared to $6.2 million, or 0.59% of gross loans, at December 31, 2024. The decrease in such past due loans was primarily related to loans in our CRE and agriculture portfolios. At September 30, 2025, $10.0 million in loans were on non-accrual status, or 0.90% of gross loans, compared to $13.1 million, or 1.25% of gross loans, at December 31, 2024. Non-accrual loans consist of loans 90 or more days past due and certain individually evaluated loans. There were no loans 90 days delinquent and accruing interest at either September 30, 2025 or December 31, 2024.

As part of our credit risk management strategy, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on CRE and commercial loan relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2024, we had $167,000 of real estate owned, which consisted of a single parcel of undeveloped land. This land was sold during the third quarter of 2025.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. Deposit balances as of September 30, 2025 were consistent with balances as of December 31, 2025, at $1.3 billion.

Non-interest-bearing deposits at September 30, 2025 were $366.0 million, or 27.6% of deposits, compared to $351.6 million, or 26.5% of deposits, at December 31, 2024. Money market and checking deposit accounts were 43.7% of our deposit portfolio and totaled $579.4 million at September 30, 2025, compared to 47.9% of our deposit portfolio and totaled $637.0 million at December 31, 2024. The decrease in money market and checking deposit accounts included a decline of $9.4 million in brokered deposits from $39.5 million at December 31, 2024 to a balance of $30.1 million at September 30, 2025. Savings accounts increased to $146.3 million, or 11.0% of deposits, at September 30, 2025, from $145.5 million, or 11.0% of deposits, at December 31, 2024. Certificates of deposit totaled $233.8 million, or 17.6% of deposits, at September 30, 2025, compared to $194.7 million, or 14.7% of deposits, at December 31, 2024. The increase in certificates of deposit was primarily related to higher brokered certificates of deposits, which increased from $41.0 million at December 31, 2024 to $66.7 million at September 30, 2025.

Overdraft deposits consist of non-interest-bearing deposits, money market and checking deposit accounts with negative balances. These overdraft balances totaled $439,000 as of September 30, 2025 and $316,000 as of December 31, 2024 and were presented as loans on the balance sheet.

Total deposits include estimated uninsured deposits of $429.8 million and $444.1 million as of September 30, 2025 and December 31, 2024, respectively. This represented approximately 32.4% of our total deposits at September 30, 2025 and 33.4% of our deposits at December 31, 2024. Approximately 91.9% of the Company’s total deposits were considered core deposits at September 30, 2025. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

Certificates of deposit at September 30, 2025 scheduled to mature in one year or less totaled $224.3 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $25.0 million to $113.6 million at September 30, 2025, from $88.5 million at December 31, 2024. The increase in total borrowings was primarily due to an increase in FHLB line of credit borrowings.

Cash Flows. During the nine months ended September 30, 2025, our cash and cash equivalents increased by $3.7 million. Our operating activities provided net cash of $18.8 million during the first nine months of 2025 primarily as a result of net earnings. Our investing activities used net cash of $33.2 million during the first nine months of 2025, primarily due to loan growth which was partially offset by maturities of investment securities. Financing activities provided net cash of $18.1 million during the first nine months of 2025, primarily as a result of an increase in borrowings which was partially offset by a decrease in deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $377.2 million at September 30, 2025 and $396.9 million at December 31, 2024. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through pledging or sales of investment securities. While the sale of available-for-sale investment securities would result in losses due to the current interest environment, pledging these securities as collateral would not result in a loss. At September 30, 2025, we had $87.3 million borrowed on our line of credit with the FHLB. At September 30, 2025, we had collateral pledged to the FHLB that would allow us to borrow $323.5 million, subject to FHLB credit requirements and policies. At September 30, 2025, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $44.9 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at September 30, 2025. At September 30, 2025, we had subordinated debentures totaling $21.7 million and $1.4 million of repurchase agreements. At September 30, 2025, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2026, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2025. The Company also has outstanding borrowings of $3.2 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original $10.0 million of borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include CRE, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.2 million at September 30, 2025.

At September 30, 2025, we had outstanding loan commitments, excluding standby letters of credit, of $196.4 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business. Banking organizations are required to maintain minimum capital levels as follows: a ratio of common equity Tier 1 capital equal to 4.5% of risk-weighted assets, a ratio of Tier 1 capital equal to 6.0% of risk-weighted assets, a ratio of total capital equal to 8.0% of risk-weighted assets, and a leverage ratio of Tier 1 capital to total quarterly average assets equal to 4.0% in all circumstances. Regulations also include a capital conservation buffer of 2.5% that is added to these minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including the amount of dividends that it may pay without prior regulatory approval, stock repurchases and certain discretionary bonus payments to executive officers. Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2025 and December 31, 2024, as discussed in more detail in Note 11 of the Consolidated Financial Statements.

Dividends. During the quarter ended September 30, 2025, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As discussed above, banking organizations must maintain a capital conservation buffer of 2.5% that is added to certain regulatory minimum requirements for capital adequacy purposes in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2025. The National Bank Act also imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year net earnings plus the adjusted retained earnings for the three preceding years. As of September 30, 2025, approximately $18.8 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, our primary component of market risk is interest rate volatility. Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. Our results of operations depend to a large degree on our net interest income and ability to manage interest rate risk. Major sources of interest rate risk include timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Our management measures these risks and their impacts in several ways, including through the use of income simulations and valuation analyses. Multiple interest rate scenarios are used in this analysis which include changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices. Interest rates in the financial markets affect our decisions relating to pricing our assets and liabilities, which impact net interest income, a significant cash flow source for us. As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

Our Asset/Liability Management Committee (“ALCO”) monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity analyses. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process. We endeavor to manage our interest rate sensitivity position within our established guidelines, and assess our position quarterly. The ALCO formulates strategies based on perceived levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook for interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest earning assets and interest-bearing liabilities and an interest rate shock simulation model.

For additional information regarding the Company’s market risk, see the information set forth under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market and Interest Rate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, national and international economies, and financial markets, including the effects of inflationary pressures and future monetary policies of the Federal Reserve in response thereto;

●	Effects on the U.S. economy resulting from the threat or implementation of new, or changes to, existing policies, regulations, regulatory and other governmental agencies and executive orders, including tariffs, immigration policy, regulatory and other governmental agencies, DEI and ESG initiatives, consumer protection, foreign policy and tax regulations;
●	Changes in interest rates and prepayment rates of our assets;
●	Increased competition in the financial services sector and the inability to attract new customers, including from non-bank competitors such as credit unions and fintech companies;
●	Timely development and acceptance of new products and services;
●	Rapid and expensive technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequence to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
●	Our risk management framework;
●	Interruptions in information technology and telecommunications systems and third-party services;
●	The economic effects of severe weather, natural disasters, widespread disease or pandemics, or other external events;
●	The loss of key executives or employees;
●	Changes in consumer spending;
●	Integration of acquired businesses;
●	The commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	Changes in accounting policies and practices, such as the implementation of the current expected credit losses accounting standard;
●	The economic impact of past and any future terrorist attacks, acts of war, including ongoing conflicts in the Middle East and the Russian invasion of Ukraine, or threats thereof, and the response of the United States to any such threats and attacks;
●	The ability to manage credit risk, forecast loan losses and maintain an adequate allowance for loan losses;
●	Fluctuations in the value of securities held in our securities portfolio;
●	Concentrations within our loan portfolio and large loans to certain borrowers (including CRE loans;
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
●	The level of non-performing assets on our balance sheets;
●	The ability to raise additional capital;
●	The occurrence of fraudulent activity, breaches or failures of our or our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud; and
●	Declines in real estate values:
●	The effects of fraud on the part of our employees, customers, vendors or counterparties;
●	Our success at managing and responding to the risks involved in the foregoing items.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended September 30, 2025 of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

July 1-31, 2025	-	$-	-	157,456
August 1-31, 2025	-	-	-	157,456
September 1-30, 2025	-	-	-	157,456
Total	-	$-	-	157,456

(1)	In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”). As of September 30, 2025, there were 157,456 shares remaining available for repurchase under the March 2020 Repurchase Program. The March 2020 Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. The March 2020 Repurchase Program may be suspended or terminated at any time and, even if fully implemented, the March 2020 Repurchase Program may not enhance long-term stockholder value.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 10.1	Change in Terms Agreement, dated November 1, 2025 between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Earnings for three and nine months ended September 30, 2025 and September 30, 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024; (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30 2024; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 13, 2025	/s/ Abigail M. Wendel
Abigail M. Wendel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

