Form 10-K
period 2025-12-31
LANDMARK BANCORP INC
filed 2026-04-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price of $26.44 quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $109.6 million. On April 10, 2026, the total number of shares of common stock outstanding was 6,098,324.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 20, 2026, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2025 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company,” “our,” and “we”) is a financial holding company that was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists of the ownership of Landmark National Bank (the “Bank”) and Landmark Risk Management, Inc. (the “Captive”), which are wholly-owned subsidiaries of the Company. As of December 31, 2025, the Company had approximately $1.6 billion in consolidated total assets.

The Company is headquartered in Manhattan, Kansas, and has expanded its geographic presence through both opening of new branches and strategic acquisitions. The Company has 29 branch offices in 23 communities across the state of Kansas and in February 2024, opened a loan production office in Kansas City, Missouri.

The Bank provides banking services to individuals and businesses primarily within its local communities throughout Kansas and in the Kansas City metropolitan area. The banking services provided to individuals and businesses include commercial, commercial real estate (“CRE”), agriculture, residential real estate, and consumer lending. The Bank also offers a variety of deposit products including demand, checking, money market, savings, time deposits and treasury management services. Greater emphasis has been placed on diversification of the deposit mix through the expansion of core deposit accounts such as checking, savings, and money market accounts. We are committed to developing relationships with our customers and providing a total banking service.

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

The results of operations of the Bank and the Company are dependent primarily upon net interest income and, to a lesser extent, upon other income derived from loan servicing fees, customer deposit services and sales of one-to-four family residential mortgage loans. Additional expenses of the Bank include general and administrative expenses such as salaries, employee benefits, occupancy and related expenses, data processing, professional fees and federal deposit insurance premiums.

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

Central region. The central region of the Bank’s market area consists of the Bank’s locations in Auburn, Junction City, Manhattan, Osage City, Topeka and Wamego, Kansas and includes the counties of Riley, Geary, Osage, Pottawatomie and Shawnee. The economies are significantly impacted by employment at Fort Riley Military Base in Junction City and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Topeka is the capital of Kansas and strongly influenced by the government of the State of Kansas. Topeka and Manhattan are regional destinations for retail shopping as well as home to regional hospitals. Manhattan is also home to the National Bio and Agro-Defense Facility, which has a significant impact on the regional economy. Additionally, manufacturing and service industries play a key role within the central Kansas market.

Eastern region. The Bank’s eastern Kansas branches are located in the communities of Lawrence, Lenexa, Louisburg, Osawatomie, Overland Park, Paola, Prairie Village and Wellsville, Kansas, with a loan production office in Kansas City Missouri. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas. The eastern region is strongly influenced by the Kansas City metropolitan market, which is the highest growth area in the State of Kansas. The region is influenced by public and private industries and businesses of all sizes. In addition, housing growth and CRE are major drivers of the region’s economy.

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

Southwest region. The Bank’s southwest Kansas branches are located in the communities of Dodge City, Garden City, Great Bend, Hoisington and La Crosse, Kansas. Agriculture, oil, and gas are the predominant industries in the southwest Kansas region. Significant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small businesses, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, the Dodge City, Garden City and Great Bend communities each have a community college that attracts individuals from the surrounding areas.

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

Human Capital Resources

Employees. At December 31, 2025, the Bank had a total of 283 employees (273 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be excellent.

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

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans, which make up approximately 33.8% of total loans at December 31, 2025, are typically priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of seven years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. The balances of one-to-four family residential real estate loans increased as of December 31, 2025 compared to December 31, 2024, primarily due to demand for the Bank’s variable rate mortgage loans. These loans are retained in portfolio and were the primary factor for the 6.6% increase in balances during 2025 and 2024. While the Bank retains some of the new fixed rate mortgage loan originations, most new fixed rate mortgage loans continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and CRE, which make up approximately 1.8% of total loans at December 31, 2025. Construction and land loans generally have terms of less than 18 months, and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The origination of construction and land loans has not been a primary strategy of the Bank over the past few years to reduce risk in the Bank’s loan portfolio. The balances of construction and land loans decreased 18.9% as of December 31, 2025 compared to December 31, 2024 primarily due to lower demand from the Bank’s loan customers.

CRE Lending. CRE loans, including multi-family loans, generally have amortization periods of 15 or 20 years. CRE loans comprise approximately 35.5% of total loans at December 31, 2025. CRE and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property and are subject to strict underwriting guidelines. CRE loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank continues to focus on generating additional CRE, which are part of an overall banking relationship with the customer, and does not focus on originating transactional type loans where the borrower does not have other financial relationships with the Bank. This focus results in more owner-occupied CRE loans that are diversified by borrower type and geography. The Bank monitors the CRE loan portfolio closely for concentrations in loan types as well as the financial performance of the borrowers. Currently, the Bank has not identified any negative trends related to the CRE loan portfolio. The Bank’s loan growth over the past few years has been driven in large part by CRE loans.

Commercial Lending. Commercial loans, which make up approximately 16.0% of total loans at December 31, 2025, include loans to service, retail, wholesale and light manufacturing businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term, and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited, by policy, to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base. The Bank continues to focus its organic growth on generating additional commercial loan relationships, including SBA loans.

Agriculture Lending. Agricultural real estate and operating loans, which make up approximately 9.3% of total loans at December 31, 2025, generally have amortization periods of 20 years or less, during which time the Bank generally retains a security interest in the borrower’s real estate. The Bank also provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Farm product loans generally have a one-year term, and machinery, equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited, by policy, to 75% of appraised value of the collateral. The Bank continues to focus on generating additional agriculture loan relationships in each of its market areas.

Municipal Lending. Loans to municipalities, which make up approximately 0.6% of total loans at December 31, 2025, are generally related to equipment leasing or general fund loans. Terms are generally limited to 5 years. Equipment leases are generally made for the purchase of municipal assets and are secured by the leased asset. The Bank is generally not active in the origination of municipal loans and leases; however, the Bank may originate loans or leases for municipalities in its market areas.

Consumer and Other Lending. Loans classified as consumer and other loans, which make up approximately 3.0% of total loans at December 31, 2025, include automobile, boat, home improvement and home equity loans. With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing. Home improvement loans and home equity loans are principally secured through second mortgages. The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. Home improvement and home equity loans are generally secured by a second mortgage on the borrower’s personal residence and, when combined with the first mortgage, limited to 80% of the value of the property unless further protected by private mortgage insurance. Home improvement loans are generally made for terms of five to seven years with fixed interest rates. Home equity loans are generally made for terms of ten years on a revolving basis with adjustable monthly interest rates tied to the national prime interest rate. While the Bank primarily provides consumer loans to its existing customers, consumer lending is not a category the Bank targets for organic growth.

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

The Bank is focusing on the generation of commercial, CRE and agriculture loans to grow and diversify the loan portfolio. Total gross loans increased during 2025 as a result of the origination of variable rate mortgage loans and loan growth in CRE, and agriculture loans.

Deposits

The Bank has a diversified deposit base. The deposit base consists of retail, commercial and public fund customers located in the markets in which the Bank operates. The Bank provides a diverse financial suite of products to its deposit customers and seeks to be the primary financial service provider for these customers. The Bank considers these deposit relationships to be its core deposit base. If the Bank requires funding that exceeds these customers’ deposit balances, non-core or brokered deposits may be utilized. The balance of these non-core or brokered deposits at December 31, 2025 was $108.9 million, or 7.8% of total deposits, compared to $91.4 million, or 6.9% of total deposits at December 31, 2024.

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

FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable statutes and by the regulations and policies of various banking agencies, including our primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, as well as the FDIC, as the insurer of the Bank’s deposits, and consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

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

In response to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banking organizations over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act) clarified the inapplicability of certain Dodd-Frank Act reforms to community banking organizations, including relieving them of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds.

Over the past year, the federal banking agencies have continued efforts to reduce regulatory burden on banking organizations, including community banking organizations, through various supervisory, regulatory and policy initiatives. These efforts have included the rescission or revision of certain rulemakings and proposals, initiatives to streamline examination and application processes and efforts to increase transparency and consistency in supervisory expectations. Congress also has considered additional measures aimed at easing specific compliance obligations for community banks, although no reforms comparable in scope to the Regulatory Relief Act have been enacted to date. The Company believes that these developments may be favorable to the operations of the Company or the Bank: however, future changes in laws, regulations or supervisory priorities, and their impacts on the Company’s or the Bank’s business, remain uncertain.

The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. These examinations result in confidential examination reports and supervisory ratings that may impact an institution’s operations, capital levels, growth and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and overall risk profile, among other things. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations. Changes in supervisory approach or emphasis may materially affect the operations and financial results of the Company and the Bank, as well as the banking industry in general.

In recent supervisory communications, rulemakings and policy statements, the federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations, and efforts to reduce examination burden, particularly for community banks. For example, the OCC has proposed or implemented initiatives: (i) to clarify standards for unsafe or unsound practices; (ii) to reduce the regulatory burden on community banking organizations in connection with anti-money laundering and countering the financing of terrorism examinations; and (iii) generally to streamline examination procedures for community banking organizations by allowing examiners to tailor the scope and frequency of examinations based on risk-based supervision, consistent with applicable laws and regulations. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) generally are required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital historically has been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as the “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective in 2015 (with certain phase-ins) (the “Basel III Rule”). The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously and are still in effect today. The Basel III Rule increased the required quantity and quality of capital and required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings for bank assets. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to holding companies, other than “small bank holding companies” and certain qualifying banking organizations that may elect a simplified framework (which we have not done). The Company and the Bank currently are subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, by requiring that capital instruments be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital (“CET1”), which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and CET1 minority interests, subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of regulatory capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). In addition, the Basel III Rule limited the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in regulatory capital and required deductions from CET1 in the event that such assets exceeded prescribed thresholds.

The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed “adequately capitalized” as follows:

●	A ratio of CET1 equal to 4.5% of risk-weighted assets;

●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;

●	A ratio of Total Capital (Tier 1 plus Tier 2 Capital) equal to 8% of risk-weighted assets; and

●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4%.

In addition, banking organizations that want to make capital distributions (including dividends and stock repurchases) and pay discretionary bonuses to executive officers without restriction must maintain 2.5% in CET1 in the form of a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Well Capitalized Requirements. The capital ratios described above represent minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to maintain capital levels above these minimums and to be classified as “well capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital in excess of minimum regulatory requirements. For example, a well capitalized banking organization may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain activities; (ii) receive expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. In addition, the banking agencies may require higher capital levels where warranted by an institution’s specific risk profile or operating circumstances. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, risks, such as interest rate risk, or risks associated with credit concentrations, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.

Under the capital regulations of the Federal Reserve for the Company and the OCC for the Bank, in order to be well capitalized, we must maintain:

●	A CET1 ratio to risk-weighted assets of 6.5% or more;

●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;

●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and

●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

Under the Basel III Rule, a banking organization may be considered “well capitalized,” while not complying with the capital conservation buffer requirement described above.

As of December 31, 2025: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company and the Bank also are in compliance with the capital conservation buffer.

Basel III Endgame Proposal. Previously, the federal banking agencies proposed a “Basel III Endgame Rule” to complete the implementation of certain aspects of the Basel III accords, particularly relating to risk-weighted assets; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal agency officials, it is anticipated that a revised proposal may be issued in the future. Any reproposal of the Basel III Endgame Rule is expected to primarily affect large, complex banking organizations.

Prompt Corrective Action. The concept of a banking organization being “adequately capitalized” or “well capitalized,” as defined above, is part of a regulatory regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banking organizations have long raised concerns with the federal banking agencies about the regulatory burden, complexity and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under a final regulation promulgated by the federal banking agencies, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets; (ii) limited amounts of certain assets and off-balance sheet exposures; and (iii) a CBLR greater than 9%. In late 2025, the federal banking agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9.0% to 8.0%; however, the proposal has not yet been finalized. Neither the Company nor the Bank has elected to use the CBLR framework at this time.

Supervision and Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company that has elected financial holding company status, we are registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well capitalized and well managed bank holding company to acquire banks located in any U.S. state, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws and state minimum-existence requirements for target banks (not exceeding five years).

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of a class of the outstanding voting shares of any nonbanking entity and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including, among other things, the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for the establishment or acquisition of nonbank subsidiaries by the Company may be required from other agencies that regulate such nonbank company.

Financial Holding Company Election. Bank holding companies that meet certain BHCA eligibility requirements and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that: (i) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (ii) the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally.

We elected to operate as a financial holding company in May 2017. In order to maintain our status as a financial holding company, both the Company and the Bank must be well capitalized and well managed, and the Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that either a financial holding company or its bank subsidiary is not well capitalized or well managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on such company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s bank subsidiary has not received a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its bank holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively determined to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements generally, see “-the “Role of Capital” above.

Dividend Payments. Our ability to pay dividends to shareholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows us to pay dividends only out of surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Finally, the Basel III Rule imposes consolidated capital requirements on banking organizations. As a result, banking organizations must hold a capital conservation buffer of 2.5% in CET1 above the minimum risk-based capital requirements to not be subject to regulatory limits on dividends and other capital distributions. See “The Role of Capital” above.

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

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance/Incentive Compensation. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials.

The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive incentive-based compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act—including a proposal issued most recently in May 2024, which was subsequently withdrawn—no final rule has been adopted at this time. Nevertheless, the federal banking agencies have issued interagency guidance on sound incentive compensation practices for banking organizations, reflecting the agencies’ recognition that incentive compensation practices in the financial industry were among the factors contributing to the global financial crisis. The interagency guidance recognizes three core principles for effective incentive compensation plans: (i) appropriately balancing risk and reward; (ii) compatibility with effective controls and risk management; and (iii) support by strong corporate governance, including active and effective oversight by the organization’s board of directors. Although much of the guidance is directed at large banking organizations that are expected to maintain systematic and formalized policies and procedures, smaller banking organizations, like the Company, are expected to implement less extensive and less formalized systems pursuant to the guidance.

Supervision and Regulation of the Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act, and a member of the Federal Reserve System. The deposit accounts of the Bank are insured by the DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor, per ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no changes have been enacted.

As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC. The FDIC, as administrator of the DIF, also has residual authority over the Bank.

Deposit Insurance Assessments. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, generally range from 2.5 basis points (for the lowest risk institutions) to 32 basis points or beyond (for higher risk institutions).

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates is currently projected.

In addition, because the cost of the failures of Silicon Valley Bank and Signature Bank to the DIF attributable to the systemic risk exception was approximately $16.7 billion, the FDIC adopted a special assessment for banking organizations with $5 billion or more in total assets. Because the Company is a banking organization with less than $5 billion in total assets, this special assessment does not apply to us.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the OCC’s general assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2025, the Bank paid supervisory assessments to the OCC totaling $168,000.

Capital Requirements. Banks generally are required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 was unprecedented and contributed to acute liquidity and funding strain, underscoring the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary roles of liquidity risk management are to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that wish to pay dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer. See “The Role of Capital” above.

Investments, Activities and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by, and subject to the limitations set forth in, the National Bank Act as well as OCC regulations and interpretations. The Bank may be required to obtain approval from the OCC and other applicable banking or financial services agencies before engaging in certain acquisitions or mergers under applicable law. With respect to interstate merger and acquisitions, federal law permits national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law requirements that the merging bank has been in existence for a minimum period of time (not to exceed five years), prior to the merger. In 2025, the federal banking agencies, including the OCC and the FDIC, rescinded certain prior administrative actions regarding the review and approval of mergers and acquisitions, with the intent of streamlining and expediting the regulatory review of certain merger and acquisition applications.

Branching Authority. As a national bank headquartered in Kansas, the Bank has the same branching rights in Kansas as banks chartered under Kansas law, subject to OCC approval. Kansas law grants Kansas-chartered banks the authority to establish branches anywhere in the State of Kansas, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well capitalized and well managed banks to establish new branches across state lines without legal impediments.

Affiliate and Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions. Covered transactions subject to these restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced these requirements by expanding the definition of “covered transactions” and extending the period for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements also apply to extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may govern the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

These standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, its primary federal regulator may require the submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement an approved plan in any material respect, may result in a formal agency order directing the institution to cure the deficiency. Until such deficiency is resolved, the banking agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates or take other corrective action as deemed appropriate. Operating in an unsafe or unsound manner also may constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

The federal banking agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of FDIC-insured institutions. In 2025, however, the agencies, including the OCC, signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational processes. Although effective risk management, internal controls and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution’s financial condition or create a risk of loss to the DIF. Despite this potential shift in focus, the agencies continue to evaluate a broad spectrum of risks—including credit, market, liquidity, operational and legal risks—emphasizing their potential impact on safety and soundness. Notably, the federal banking agencies have taken a number of actions to remove reputation risk from consideration, citing concerns about its use in restricting banking services to certain industries or groups. Key risk themes identified are discussed in more detail under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls. The federal banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and fintech companies (although the guidance applies more broadly).

Privacy and Cybersecurity. The Bank is subject to numerous U.S. laws and regulations aimed at protecting non-public, personal and confidential information of its customers. These laws require the Bank to periodically disclose its privacy policies and practices regarding the sharing of such nonpublic, customer information, and in certain circumstances, permit consumers to opt out of the sharing of information with unaffiliated third parties. They also limit the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information, and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.

Risks and exposures related to cybersecurity require financial institutions to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Bank management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. The Bank and the Company also are subject to a number of laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents.

Financial Subsidiaries. Under federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except: (i) insurance underwriting; (ii) real estate development or real estate investment activities (unless otherwise permitted by law); (iii) insurance company portfolio investments; and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).

Federal Home Loan Bank System. The Bank is a member of the FHLB of Topeka, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system, and makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The CRA imposes on the Bank a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The OCC regularly assesses the Bank’s record of meeting these credit needs through periodic CRA examinations. The Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank or the Company’s financial holding company status.

In 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the “CRA Rule”). The CRA Rule was subsequently challenged in court, which prevented it from taking effect. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995. Additionally, the OCC has indicated that, although the frequency of OCC examinations based on statutory requirements is unlikely to change, bank examiners will have greater discretion in determining the scope of compliance and consumer compliance activities that often inform the CRA evaluation process, which could result in more streamlined CRA examinations for community banks.

Anti-Money Laundering/Countering the Financing of Terrorism/Sanctions. The Bank Secrecy Act (“BSA”) is a U.S. federal statutory framework, as amended and supplemented by subsequent laws and implemented through regulations, which is designed to combat money laundering, the financing of terrorism and other illicit financial activity. The BSA and related anti-money laundering/countering the financing of terrorism (“AML/CFT”) laws and regulations are intended to prevent terrorists and criminals from accessing the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transmission of funds. Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect efforts to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts or facilitate other illicit conduct.

The BSA and related laws and regulations require financial institutions and financial services companies to establish and maintain policies and procedures for addressing: (i) customer identification and due diligence; (ii) the prevention and detection of money laundering and terrorist financing; (iii) the identification and reporting of suspicious activities and currency transactions; (iv) compliance with laws relating to currency crimes; and (v) cooperation with law enforcement authorities. The Bank also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Although core AML/CFT statutory requirements and expectations remain unchanged, certain of the federal banking agencies, including the OCC, and the Financial Crimes Enforcement Network (FinCEN) have recently pursued or considered efforts to modernize and streamline AML/CFT compliance through a more risk-based approach, including targeted regulatory relief, revised examination expectations and efforts to reduce certain compliance burden, particularly for lower-risk and community banking organizations.

Concentrations in CRE. Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to any one industry or economic segment. Concentration in CRE lending is one area of regulatory focus. The Interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. These indicators include: (i) total CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital.

The CRE Guidance does not establish binding limits on CRE lending activities, but instead is intended to inform supervisory assessments of whether an institution’s risk profile, earnings capacity and capital levels are commensurate with its CRE exposure. In recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, in response to observed growth in many CRE markets, increased competitive pressures, rising CRE concentrations and an easing of CRE underwriting standards. In other statements, the federal banking agencies reminded FDIC-insured institutions to maintain underwriting discipline and to identify, measure, monitor and manage the risks arising from CRE lending, including by holding capital commensurate with those risks.

Based on the Bank’s loan portfolio as of December 31, 2025, we do not exceed the 300% guideline for CRE loans or the 100% guideline for construction and land development loans.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the Consumer Financial Protection Bureau (“CFPB”) commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable federal banking agencies.

In response to mortgage-related abuses that contributed to the global financial crisis, the Dodd-Frank Act and CFPB rulemaking significantly expanded underwriting, disclosure and anti-predatory lending requirements for residential mortgage loans, including by imposing ability-to-repay standards and establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has continued to refine these requirements through additional rulemaking addressing qualified mortgages ability-to-repay standards.

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. However, more recently, changes in leadership and policy direction have led to: (i) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (ii) a reduction in CFPB enforcement activity; and (iii) constraints on the CFPB’s budget and resources, although the CFPB continues to retain statutory authority to administer, supervise and enforce federal consumer financial protection laws. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

Although national banks, including the Bank, historically have benefited from federal preemption of certain state consumer protection laws, recent court decisions have called into question the scope of preemption under the National Bank Act, potentially narrowing the circumstances in which such laws are preempted, as applied to national banks operating in particular states. As a result, national banks, including the Bank, may be required to monitor, and potentially comply with, a broader range of state consumer protection requirements that could increase the Bank’s compliance costs and regulatory complexity, notwithstanding continued OCC support for a robust interpretation of preemption under the National Bank Act.

Corporate Information

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

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2025.

Certain of the statistical data required to be disclosed by banks pursuant to the Securities Act is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

	Years ended December 31,
	2025 vs 2024			2024 vs 2023
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$8	$24	$32	$(183)	$134	$(49)
Investment securities
Taxable	(2,489)	1,959	(530)	(2,007)	1,710	(297)
Tax-exempt (1)	(546)	310	(236)	(271)	143	(128)
Loans (2)	7,132	688	7,820	5,055	4,590	9,645
Total	4,105	2,981	7,086	2,594	6,577	9,171
Interest expense:
Deposits	1,063	(2,445)	(1,382)	818	6,238	7,056
FHLB advances and other borrowings	(460)	(593)	(1,053)	(223)	61	(162)
Subordinated debentures	-	(215)	(215)	-	45	45
Repurchase agreements	(243)	49	(194)	(174)	19	(155)
Total	360	(3,204)	(2,844)	421	6,363	6,784
Net interest income	$3,745	$6,185	$9,930	$2,173	$214	$2,387

(1)	The change in tax-exempt income on investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

(2)	The change in tax-exempt loan income is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2025, 2024 and 2023. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2025			Year ended December 31, 2024			Year ended December 31, 2023
	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$6,546	$225	3.44%	$6,303	$193	3.06%	$10,095	$242	2.40%
Investment securities
Taxable	265,821	8,768	3.30%	318,483	9,297	2.92%	363,735	9,594	2.64%
Tax-exempt (1)	100,016	3,461	3.46%	114,445	3,698	3.23%	122,533	3,826	3.12%
Loans receivable, net (2)	1,086,576	69,235	6.37%	974,294	61,415	6.30%	891,487	51,770	5.81%
Total interest-earning assets	1,458,959	81,689	5.60%	1,413,525	74,603	5.28%	1,387,850	65,432	4.71%
Non-interest-earning assets	140,456			144,710			147,844
Total	$1,599,415			$1,558,235			$1,535,694

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$614,270	$12,586	2.05%	$589,360	$13,629	2.31%	$591,000	$10,818	1.83%
Savings accounts	147,197	173	0.12%	149,475	188	0.13%	161,417	126	0.08%
Certificates of deposit	217,894	8,169	3.75%	199,388	8,493	4.26%	139,956	4,310	3.08%
Total deposits	979,361	20,928	2.14%	938,223	22,310	2.38%	892,373	15,254	1.71%
FHLB advances and other borrowings	61,273	2,833	4.62%	70,226	3,886	5.53%	74,210	4,048	5.45%
Subordinated debentures	21,651	1,420	6.56%	21,651	1,635	7.55%	21,651	1,590	7.34%
Repurchase agreements	4,730	150	3.17%	12,216	344	2.82%	18,361	499	2.72%
Total Borrowings	87,654	4,403	5.02%	104,093	5,865	5.63%	114,222	6,137	5.37%
Total interest-bearing liabilities	1,067,015	25,331	2.37%	1,042,316	28,175	2.70%	1,006,595	21,391	2.13%
Non-interest-bearing liabilities	384,368			385,976			414,760
Stockholders’ equity	148,032			129,943			114,339
Total	$1,599,415			$1,558,235			$1,535,694

Interest rate spread (3)			3.23%			2.58%			2.58%
Net interest margin (4)		$56,358	3.86%		$46,428	3.28%		$44,041	3.17%
Tax equivalent interest - imputed (1) (2)		673			704			749
Net interest income		$55,685			$45,724			$43,292

Ratio of average interest-earning assets		136.7%			135.6%			137.9%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	As of December 31,
	2025	2024
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. treasury securities	$53,183	$64,458
Municipal obligations, tax-exempt	87,809	107,128
Municipal obligations, taxable	90,603	71,715
Agency mortgage-backed securities	116,562	129,211
Total available-for-sale investment securities, at fair value	$348,157	$372,512

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s available-for-sale investment securities portfolio, as of December 31, 2025. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 21% federal tax rate for 2025. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2025
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying value	Average yield	Carrying value	Average yield	Carrying value	Average yield	Carrying value	Average yield	Carrying value	Average yield
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. treasury securities	$18,705	1.55%	$28,412	3.50%	$6,066	4.52%	$-	0.00%	$53,183	2.93%
Municipal obligations, tax-exempt	15,571	3.01%	24,018	3.12%	35,296	3.82%	12,924	4.64%	87,809	3.61%
Municipal obligations, taxable	4,683	1.74%	24,053	3.09%	30,391	4.00%	31,476	4.76%	90,603	3.91%
Agency mortgage-backed securities	187	2.17%	96,418	2.36%	17,496	4.51%	2,461	4.27%	116,562	2.72%
Total available-for-sale investment securities	$39,146	2.16%	$172,901	2.75%	$89,249	4.06%	$46,861	4.70%	$348,157	3.28%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio balances by type of loan as of the dates indicated.

	As of December 31,
	2025	2024
	(Dollars in thousands)

One-to-four family residential real estate loans	$375,299	$352,209
Construction and land loans	20,531	25,328
Commercial real estate loans	394,323	345,159
Commercial loans	178,201	192,325
Agriculture loans	102,829	100,562
Municipal loans	6,874	7,091
Consumer loans	33,666	29,679
Total gross loans	1,111,723	1,052,353
Net deferred loan costs and loans in process	(872)	(307)
Allowance for credit losses	(12,458)	(12,825)
Loans, net	$1,098,393	$1,039,221

The following table sets forth the contractual maturities of loans as of December 31, 2025. The table does not include unscheduled prepayments.

	As of December 31, 2025
	1 year or less	1-5 years	6-15 years	After 15 years	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$68,689	$164,902	$131,989	$9,719	$375,299
Construction and land loans	9,208	4,407	4,546	2,370	20,531
Commercial real estate loans	74,846	184,949	117,218	17,310	394,323
Commercial loans	147,189	30,847	165	-	178,201
Agriculture loans	77,315	19,617	5,758	139	102,829
Municipal loans	228	727	354	5,565	6,874
Consumer loans	14,191	16,711	2,764	-	33,666
Total gross loans	$391,666	$422,160	$262,794	$35,103	$1,111,723

The following table sets forth, as of December 31, 2025, the dollar amount of all loans that mature after one year and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2025
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$37,460	$269,150	$306,610
Construction and land loans	1,478	9,845	11,323
Commercial real estate loans	59,264	260,213	319,477
Commercial loans	26,170	4,842	31,012
Agriculture loans	2,780	22,734	25,514
Municipal loans	1,081	5,565	6,646
Consumer loans	1,405	18,070	19,475
Total gross loans	$129,638	$590,419	$720,057

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”) as of the dates indicated. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. Under the original terms of the Company’s non-accrual loans as of December 31, 2025, interest earned on such loans for the years ended December 31, 2025, 2024 and 2023 would have increased interest income by $450,000, $423,000 and $96,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2025, 2024 and 2023.

	As of December 31,
	2025	2024	2023
	(Dollars in thousands)

Non-accrual loans	$9,994	$13,115	$2,391
Accruing loans over 90 days past due	-	-	-
Non-performing investments	-	-	-
Real estate owned, net	-	167	928
Non-performing assets	$9,994	$13,282	$3,319

Allowance for credit losses to total gross loans	1.12%	1.22%	1.12%
Non-performing loans to total gross loans	0.90%	1.25%	0.25%
Non-performing assets to total assets	0.62%	0.84%	0.21%
Allowance for credit losses to non-performing loans	124.65%	97.79%	443.66%

The decrease in non-accrual loans as of December 31, 2025, compared to December 31, 2024, was primarily driven by the charge-off of a single commercial credit during the third quarter of 2025. The increase in non-accrual loans as of December 31, 2024, compared to December 31, 2023, was primarily related to the same commercial loan relationship being transferred to non-accrual status during 2024.

The decrease in real estate owned as of December 31, 2025, compared to December 31, 2024, was due to the sale of one parcel of agricultural land. The decrease in real estate owned as of December 31, 2024, compared to December 31, 2023, was due to the sale of one commercial property and three residential real estate properties during 2024.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial and CRE relationships. As discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as of December 31, 2025, the Company concluded its allowance for credit losses (“ACL”) was adequate based on the evaluation of the loan portfolio’s expected credit losses.

IV. Summary of Credit Loss Experience

The following table sets forth information with respect to the Company’s allowance for credit losses as of the dates and for the periods indicated:

	As of and for the years ended December 31,
	2025	2024	2023
	(Dollars in thousands)

Balances at beginning of year	$12,825	$10,608	$8,791
Adoption of ASC 326	-	-	1,523
Provision for credit losses	2,350	2,400	250
Charge-offs:
One-to-four family residential real estate loans	-	-	-
Construction and land loans	-	-	-
Commercial real estate loans	-	-	-
Commercial loans	(2,675)	(186)	(479)
Agriculture loans	-	(64)	-
Municipal loans	-	-	-
Consumer loans	(375)	(409)	(371)
Total charge-offs	(3,050)	(659)	(850)
Recoveries:
One-to-four family residential real estate loans	-	-	-
Construction and land loans	5	245	675
Commercial real estate loans	4	-	-
Commercial loans	113	35	35
Agriculture loans	-	54	74
Municipal loans	6	12	-
Consumer loans	205	130	110
Total recoveries	333	476	894
Net (charge-offs) recoveries	(2,717)	(183)	44
Balances at end of year	$12,458	$12,825	$10,608

Allowance for credit losses to total gross loans	1.12%	1.22%	1.12%
Net loans charged-off to average net loans	0.25%	0.02%	0.00%

The Company recorded net loan charge-offs of $2.7 million during 2025, compared to net loan charge-offs of $183,000 during 2024. The increase in net charge-offs was primarily related to the charge-off of a single commercial credit during the third quarter of 2025. The Company recorded net loan charge-offs of $183,000 during 2024, compared to net loan recoveries of $44,000 during 2023. The net loan charge-offs were associated with various loans during 2024.

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

	As of December 31,
	2025			2024			2023
	Amount	% Loan type to total loans	Net charge-offs to average loans	Amount	% Loan type to total loans	Net charge-offs to average loans	Amount	% Loan type to total loans	Net charge-offs to average loans
	(Dollars in thousands)

One-to-four family residential real estate loans	$2,001	33.8%	0.00%	$1,765	33.5%	0.00%	$2,035	31.9%	0.00%
Construction and land loans	111	1.8%	(0.02%)	143	2.4%	(0.97%)	150	2.2%	3.19%
Commercial real estate loans	5,680	35.5%	0.00%	4,506	32.8%	0.00%	4,518	33.8%	0.00%
Commercial loans	3,125	16.0%	1.33%	4,964	18.3%	0.08%	2,486	19.1%	(0.25%)
Agriculture loans	1,305	9.3%	0.00%	1,227	9.5%	0.01%	1,190	9.5%	0.09%
Municipal loans	44	0.6%	(0.09%)	51	0.7%	(0.19%)	15	0.5%	0.00%
Consumer loans	192	3.0%	0.52%	169	2.8%	0.95%	214	3.0%	(0.91%)
Total	$12,458	100.0%	0.25%	$12,825	100.0%	0.02%	$10,608	100.0%	0.00%

The increase in the allowance for credit losses on the one-to-four family residential real estate loans as of December 31, 2025, compared to December 31, 2024, was primarily due to higher projected losses over the life of the loans in the portfolio. The decrease in the allowance for credit losses on the one-to-four family residential real estate loans as of December 31, 2024, compared to December 31, 2023, was primarily due to lower projected losses over the life of the loans in that portfolio.

The decreases in the allowance for credit losses on construction and land loans as of December 31, 2025, compared to December 31, 2024, and as of December 31, 2024, compared to December 31, 2023, was primarily related to lower projected losses over the life of the loans in the portfolio.

The increase in the allowance for credit losses on CRE loans as of December 31, 2025, compared to December 31, 2024, was primarily related to growth in the CRE portfolio and higher projected losses over the life of the loans in the portfolio. The decrease in the allowance for credit losses on CRE loans as of December 31, 2024, compared to December 31, 2023, was primarily related to lower projected losses over the life of the loans in the portfolio.

The decrease in the allowance for credit losses on commercial loans as of December 31, 2025, compared to December 31, 2024, was primarily related to a decrease in the allowance for credit on individually evaluated loans. The increase in the allowance for credit losses on commercial loans as of December 31, 2024, compared to December 31, 2023, was primarily related to an increase in the allowance for credit on individually evaluated loans.

The increase in the allowance for credit losses on agriculture loans as of December 31, 2025, compared to December 31, 2024, and as of December 31, 2024, as compared to December 31, 2023, was primarily related to an increase in loan balances and higher forecast losses.

The decrease in the allowance for credit losses on municipal loans as of December 31, 2025, compared to December 31, 2024, was primarily related to a decrease in municipal loans. The increase in the allowance for credit losses on municipal loans as of December 31, 2024, compared to December 31, 2023, was primarily related to an increase in municipal loans.

The allowance for credit losses is discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. As of December 31, 2025, we believed the Company’s allowance for credit losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s expected losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated.

(Dollars in thousands)	Years ended December 31,
	2025		2024
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$360,568	-	$362,871	-
Money market and checking	614,270	2.05%	589,360	2.31%
Savings accounts	147,197	0.12%	149,475	0.13%
Certificates of deposit	217,894	3.75%	199,388	4.26%
Total	$1,339,929		$1,301,094

Total deposits include uninsured deposits, excluding collateralized public fund deposits, of $246.4 million and $181.5 million as of December 31, 2025 and 2024, respectively. This represents 17.7% of our total deposits at December 31, 2025, and compares favorably with other similar community banking organizations. Approximately 92.2% of the Company’s total deposits were considered core deposits at December 31, 2025. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

The following table presents the maturities of certificates of deposit $250,000 or greater.

(Dollars in thousands)	As of December 31,
	2025	2024
Three months or less	$22,492	$21,441
Over three months through six months	29,676	18,989
Over six months through 12 months	8,127	6,773
Over 12 months	1,503	5,023
Total	$61,798	$52,226

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2025	2024	2023
Return on average assets	1.17%	0.83%	0.80%
Return on average equity	12.68%	10.01%	10.70%
Equity to total assets	10.00%	8.65%	8.13%
Dividend payout ratio	26.06%	35.40%	35.87%

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

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate, but also in the state of Kansas generally and in the U.S. as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism, including ongoing conflicts in the Middle East, the Russian invasion of Ukraine and recent military actions in Venezuela, or threats thereof, and the response of the United States to any such threats and attacks; widespread disease or pandemics; or a combination of these or other factors.

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

The United States has experienced elevated levels of inflation in recent years, with the consumer price index climbing approximately 2.7% in 2025 before seasonal adjustment. Continued elevated levels of inflation could have complex effects on the Company’s business, results of operations and financial condition, some of which could be materially adverse. For example, While the Company generally expects any inflation-related increases in the Company’s interest expense to be offset by increases in interest income, inflation-driven increases in the Company’s levels of noninterest expense could negatively impact results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and the Company’s clients’ ability to repay indebtedness. It is possible that governmental responses to the current inflation environment such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect the Company’s business. The duration and severity of the current inflationary period cannot be estimated with precision.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.

We maintain our allowance for credit losses at a level considered appropriate by management to absorb all expected future losses expected in the loan portfolio at the balance sheet date. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for credit losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2025 and 2024, our allowance for credit losses as a percentage of total loans, was 1.12% and 1.22%, respectively, and as a percentage of total non-performing loans was 124.65% and 97.79%, respectively. Although management believes that the allowance for credit losses is appropriate to absorb future losses on any existing loans that may become uncollectible, we cannot predict credit losses with certainty, nor can we assure you that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $375.3 million and $352.2 million, or 33.8% and 33.5%, of our loan portfolio at December 31, 2025 and 2024, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. As a result, repayment is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

Real estate lending (including CRE, construction and land and residential real estate) comprises the largest portion of our loan portfolio. These categories were $790.2 million, or approximately 71.1% of our total loan portfolio, as of December 31, 2025, as compared to $722.7 million, or approximately 68.7% of our total loan portfolio, as of December 31, 2024. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of CRE and construction and land loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties, including (i) declines in the rents or decreases in occupancy and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. Adverse changes affecting real estate values, including decreases in office occupancy due to the shift to remote working environments and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses or the Company’s ability to sell those loans on the secondary market.

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

As of December 31, 2025, the Company had $414.9 million of CRE loans, consisting of $138.6 million of non-owner occupied loans, $218.3 million of owner occupied loans, $37.4 million of loans secured by multifamily residential properties and $20.5 million of construction and land development loans. CRE loans represented 37.3% of the Company’s total loan portfolio and 258% of the Bank’s total capital at December 31, 2025. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the recent rise in prevailing interest rates. Adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s loan portfolio. Additionally, the repayment of CRE loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy due to the shift to remote working environments or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the full value of the collateral that the Company anticipated at the time of originating the loan, which could force the Company to take charge-offs or require the Company to increase the Company’s provision for credit losses, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans comprised $178.2 million and $192.3 million, or 16.0% and 18.3%, of our loan portfolio at December 31, 2025 and 2024, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans, and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

In order for a borrower to be eligible to receive an SBA loan, the lender must establish that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio and may be at greater risk of default in the event of deterioration in economic conditions or the borrower’s financial condition. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from us. Management has estimated losses inherent in the outstanding guaranteed portion of SBA loans and recorded a recourse reserve at a level determined to be appropriate. Significant increases to the recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations and financial condition.

Our agriculture loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Agriculture operating loans comprised $64.1 million and $51.9 million, or 5.8% and 4.9%, of our loan portfolio at December 31, 2025 and 2024, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2025 and 2024, agricultural real estate loans totaled $38.7 million and $48.7 million, or 3.5% and 4.6% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, tariffs, trade agreements, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

As of December 31, 2025, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $10.0 million, or 0.90% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $10.0 million, or 0.62% of total assets. In addition, we had $4.3 million in accruing loans that were 30-89 days delinquent as of December 31, 2025.

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

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. It is currently expected that, during 2026, the Federal Open Market Committee of the Federal Reserve (“FOMC”) will continue to closely monitor interest rates, in part to manage the rate of inflation to its preferred level. In the fourth quarter of 2025, the FOMC decreased the target range for the federal funds rate to a range of 3.50% to 3.75%, following a series of significant increases beginning in 2023. If the FOMC further alters the targeted federal funds rates, overall interest rates likely will continue to change, which may impact the entire national economy. Changes in interest rates directly impact the Company’s net interest income and also may affect the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

Continued elevated interest rates may result in a further decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income and reduce total stockholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

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

We invest in tax-exempt and taxable state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2025, we had $178.4 million of municipal securities, which represented 51.2% of our total securities portfolio. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

Legal, Accounting and Compliance Risks

Legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.

The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The implementation of any current, proposed or future regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These regulations and legislation may be impacted by the political ideologies of the executive and legislative branches of the U.S. government as well as the heads of regulatory and administrative agencies.

The Company and the Bank are subject to stringent capital and liquidity requirements.

Bank holding companies and banks are subject to stringent capital requirements. In addition to the minimum capital requirements, banks and bank holding companies are also required to maintain a capital conservation buffer of 2.5% of Common Equity Tier 1 Capital on top of minimum risk-weighted asset ratios to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction. Banking institutions that do not maintain capital in excess of such requirements, including the capital conservation buffer, face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited. Future increases in minimum capital requirements could adversely affect our net income.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. In addition, trends in financial and business reporting, could require us to incur additional reporting expense. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and more drastic changes may occur in the future. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

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

Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability or could otherwise adversely affect the Company’s business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into the Company’s products or those developed by its third-party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient, and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for the Company or its third-party partners are deficient, biased or inaccurate, the Company could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If the Company or its third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, the Company may experience competitive harm, potential legal liability and brand or reputational harm. In addition, the Company expects that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of products and services and those developed by the Company’s third-party partners.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and decreased labor force size and participation. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. As of December 31, 2025, the unemployment rate in Kansas was 3.8%. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

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

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts by our employees, clients, third-party vendors or by other outside actors. As described in Note 24 (Subsequent Event) to the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, the Company experienced an instance of employee fraud which resulted in immaterial financial losses. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks.

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

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing and mobile and online banking. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

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

We maintain a system of internal controls, including internal controls over financial reporting, and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. A recently discovered instance of employee fraud, as described in Note 24 (Subsequent Event) to the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, resulted in immaterial financial losses. Should our internal controls fail to prevent or detect any subsequent occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, tariffs, government shutdowns, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.

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

ITEM 2. PROPERTIES

The Company has 29 offices in 23 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott (2), Garden City, Great Bend (2), Hoisington, Iola, Junction City, LaCrosse, Lawrence (2), Lenexa, Louisburg, Mound City, Osage City, Osawatomie, Overland Park, Paola, Pittsburg, Prairie Village, Topeka (2), Wamego and Wellsville, Kansas. The Company has opened a loan production office in Missouri. The Company owns its main office in Manhattan, Kansas and 25 branch offices, and leases three branch offices. The Company leases the branch offices in Topeka, Wamego and Prairie Village, Kansas and one loan production office in Kansas City, Missouri. The Company also leases a parking lot for one of the Dodge City branch offices it owns.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At April 10, 2026, the Company had approximately 256 common shareholders of record and approximately 2,835 beneficial owners of our common stock.

In January 2026, we declared our 98th consecutive cash quarterly dividend of $0.21 per share. We also distributed a 5% stock dividend for the 25th consecutive year in December 2025. As adjusted for the stock dividend, the quarterly cash dividends were $0.20 per share in 2025. We currently have no plans to change our dividend strategy given our current capital and liquidity positions.

In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”). As of December 31, 2025, there were 157,456 shares remaining to repurchase under the March 2020 Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

October 1-31, 2025	-	$-	-	157,456
November 1-30, 2025	-	-	-	157,456
December 1-31, 2025	-	-	-	157,456
Total	-	$-	-	157,456

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, national and international economies and financial markets, including the effects of inflationary pressures and future monetary policies of the Federal Reserve in response thereto;
●	Effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement and changes in foreign policy;
●	Changes in interest rates and prepayment rates of our assets;
●	Increased competition in the financial services sector and the inability to attract new customers, including from non-bank competitors such as credit unions and “fintech” companies;
●	Timely development and acceptance of new products and services;
●	Rapid and expensive technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequence to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
●	Our risk management framework;
●	Interruptions in information technology and telecommunications systems and third-party services;
●	The economic effects of severe weather, natural disasters, widespread disease or pandemics, or other external events;
●	The loss of key executives or employees;
●	Changes in consumer spending;
●	Integration of acquired businesses;
●	The commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us or to which the Company may become subject;
●	Changes in accounting policies and practices, such as the implementation of the current expected credit losses accounting standard;
●	The economic impact of past and any future terrorist attacks, military conflicts, acts of war, including ongoing conflicts in the Middle East, the Russian invasion of Ukraine and other international conflicts, or threats thereof, and the response of the United States to any such threats and attacks;
●	The ability to manage credit risk, forecast loan losses and maintain an adequate allowance for loan losses;
●	Fluctuations in the value of securities held in our securities portfolio;
●	Concentrations within our loan portfolio and large loans to certain borrowers (including commercial real estate loans);
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
●	The level of non-performing assets on our balance sheets;
●	The ability to raise additional capital;
●	The occurrence of fraudulent activity, breaches or failures of our or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	Declines in real estate values;
●	The effects of fraud on the part of our employees, customers, vendors or counterparties; and
●	Our success at managing and responding to the risks involved in the foregoing items.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

CORPORATE PROFILE AND OVERVIEW

Landmark Bancorp, Inc. is a financial holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank, and in the insurance business through its wholly-owned subsidiary, Landmark Risk Management, Inc. The Company is listed on the Nasdaq Global Market under the symbol “LARK.” The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes growing our commercial, CRE and agriculture loan portfolios, while continuing to emphasize and maintain high quality assets. We are committed to developing relationships with our borrowers and providing a total banking service.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees, gains from the sale of newly originated loans and gains or losses on investments, and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of, among others, compensation and employee benefits, occupancy costs, data processing expenses, professional fees, amortization of intangibles expense, federal deposit insurance costs, and provision for credit losses.

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

Currently, our business consists of its ownership of the Bank, with its main office in Manhattan, Kansas and 28 additional offices in central, eastern, southeast and southwest Kansas and Missouri, and our ownership of the Captive, a Nevada-based captive insurance company.

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

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), commonly referred to as “CECL”, which changed our allowance for credit losses from an incurred loss methodology to an expected loss methodology. The CECL model is subject to changes in our economic forecast, which can impact the calculation of our allowance for credit losses substantially. Our most significant critical accounting estimates relate to the allowance for credit losses on loans, which involve significant judgment by our management. The analysis is updated on a quarterly basis based on historical loss information adjusted for current conditions and reasonable and supportable forecasts. Additionally, the Company considers changes in economic and business conditions, changes in policies, procedures and underwriting, changes in management or staff and their related experience, changes in nature and volume of the portfolio, changes in loan review, changes in collateral values, changes in past due and non-accrual loans, changes in competition, legal and regulatory issues, changes in concentrations and other qualitative factors, which impacts the estimate of future credit losses. These qualitative factors comprise a significant portion of the Company’s allowance for credit losses. Based on a sensitivity analysis of all collectively evaluated loan pools, a five basis point change in the qualitative risk factors across all loan categories would result in an increase or decrease of $551,000 in the allowance for credit losses as of December 31, 2025. See Note 1 (Summary of Significant Accounting Policies) to the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a more detailed description methodology.

We have completed several business and asset acquisitions since 2002, which have generated significant amounts of goodwill. The initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The Company performed a qualitative assessment of factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as of December 31, 2025. This assessment included a review of macroeconomic conditions, industry and market specific considerations and other relevant factors including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s qualitative impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

SUMMARY OF PERFORMANCE. Net earnings for 2025 increased $5.8 million, or 44.4%, to $18.8 million as compared to $13.0 million for 2024. The increase in net earnings during 2025 was primarily related to an increase in net interest income due primarily to an increase in loan balances and higher yields on interest-earning assets.

We distributed a 5% stock dividend for the 25th consecutive year in December 2025. All per share and average share data in this section reflect the 2025 and 2024 stock dividends.

Interest Income. Interest income for 2025 increased $7.1 million, or 9.6%, to $81.0 million, as compared to 2024. Interest income on loans increased $7.8 million, or 12.7%, to $69.2 million for 2025, as compared to 2024 due to higher yields and average balances. Our yields increased from 6.30% in 2024 to 6.37% in 2025. The increase in interest income on loans was also driven by an increase in average loan balances, which increased from $974.3 million in 2024 to $1.1 billion in 2025. Interest income on investment securities decreased $737,000, or 6.0%, to $11.6 million during 2025, as compared to 2024. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances of investment securities in 2025, which decreased from $432.9 million in 2024 to $365.8 million in 2025.

Interest Expense. Interest expense during 2025 decreased $2.8 million, or 10.1%, to $25.3 million as compared to 2024. Interest expense on interest-bearing deposits decreased $1.4 million to $20.9 million for 2025 as compared to $22.3 million in 2024. Our total cost of interest-bearing deposits decreased from 2.38% during 2024 to 2.14% during 2025 as a result of lower interest rates. Offsetting the decrease in interest expense due to lower cost of interest-bearing deposits was an increase in average interest-bearing deposit balances, which increased from $938.2 million in 2024 to $979.4 million in 2025. Interest expense on borrowings decreased $1.5 million to $4.4 million during 2025, as compared to 2024, due to a decrease in our average borrowings, which decreased from $104.1 million in 2024 to $87.7 million in 2025.

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

During 2025, net interest income increased $10.0 million, or 21.8%, to $55.7 million compared to $45.7 million in 2024. The increase in net interest income was primarily a result of an increase in interest income on loans, coupled with lower interest expense, partially offset by lower interest income on investment securities. The accretion of purchase accounting adjustments increased net interest income by $794,000 in 2025 compared to $1.0 million in 2024. Compared to the same period last year, net interest income was benefitted by higher average balances and yields on loans, coupled with lower costs of interest-bearing liabilities. Our net interest margin, on a tax-equivalent basis, increased to 3.86% during 2025 from 3.28% during 2024. Lower interest rates may not result in a higher net interest margin as a result of increased competition for loans and deposits. The slope of the yield curve also impacts our net interest margin. Additionally, deposit balances may decline resulting in the need for higher cost funding.

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

During 2025, we recorded a $2.4 million provision for credit losses compared to a $2.3 million provision for credit losses in 2024. We recorded net loan charge-offs of $2.7 million during 2025 compared to net charge-offs of $183,000 during 2024. The increase in net charge-offs during 2025 was primarily due to the charge-off of a single commercial credit during the third quarter.

Non-interest Income. Total non-interest income was $15.0 million in 2025, an increase of $207,000, or 1.4%, compared to 2024. The increase in non-interest income was primarily the result of a decrease in losses on sales of investment securities of $928,000 and an increase of $789,000 in gains on sales of loans. A loss of $103,000 was recorded on the sale of investment securities during 2025, a decrease from the $1.0 million loss recorded on the sale of investment securities in 2024. These increases were partially offset by a decrease of $604,000 in bank owned life insurance due to death benefits recognized in 2024 and a decrease of $547,000 in fees and service charges primarily due to lower fees to deposit accounts.

Non-interest Expense. Non-interest expense increased $1.2 million, or 2.6%, to $45.2 million in 2025 compared to $44.1 million in 2024. The increase in non-interest expense in 2025 was primarily driven by an increase of $2.4 million in compensation and benefits expense due to an increase in the number of employees coupled with higher incentive compensation costs tied to improved Company performance. This increase was partially offset by a decrease of $752,000 in valuation allowances for assets held for sale and a decrease of $510,000 in occupancy and equipment expense.

INCOME TAXES. We recorded income tax expense of $4.3 million in 2025 compared to $1.1 million in 2024. The effective tax rate increased from 7.7% in 2024 to 18.6% in 2025, primarily due to decreased recognition of previously unrecognized tax benefits. During 2025, we recognized $161,000 of previously unrecognized tax benefits compared to $1.0 million during 2024, which reduced the effective tax rates in both years.

FINANCIAL CONDITION. Economic conditions in the U.S. remained resilient during 2025 despite elevated inflation levels and economic uncertainty over tariffs continuing to impact the economy. Rate cuts by the Federal Reserve Bank during 2025 have positively benefitted financial institutions’ earnings and net interest margin. The Federal Reserve lowered interest rates by 75 basis points during 2025 due to improvements in the inflation outlook, however, additional rate cuts are dependent upon further reductions in the inflation rate and other economic factors. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a significant majority of our deposits being retail-based and insured by the FDIC. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates have also been impacted by economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses continues to factor in estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, CRE, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets were $1.6 billion at both December 31, 2025 and 2024. Net loans, excluding loans held for sale, increased $59.2 million, or 5.7%, to $1.1 billion at December 31, 2025, compared to $1.0 billion at December 31, 2024. Investment securities available-for-sale decreased $24.4 million, or 6.5%, from $372.5 million at December 31, 2024 to $348.2 million at December 31, 2025.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At December 31, 2025, our allowance for credit losses on loans totaled $12.5 million, or 1.12% of gross loans outstanding, compared to $12.8 million, or 1.22% of gross loans outstanding, at December 31, 2024. The decrease in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to a decrease in the reserves on individually evaluated loans.

As of December 31, 2025 and 2024, approximately $22.9 million and $26.1 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. The decrease in classified loans was primarily due to a commercial loan relationship that was charged off during 2025. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believed the general allowance was sufficient to cover all expected future losses expected in the loan portfolio at the balance sheet date.

Loans past due 30-89 days and still accruing interest totaled $4.3 million, or 0.38% of gross loans, at December 31, 2025, compared to $6.2 million, or 0.59% of gross loans, at December 31, 2024. At December 31, 2025, $10.0 million of loans were on non-accrual status, or 0.90% of gross loans, compared to $13.1 million, or 1.25% of gross loans, at December 31, 2024. Past due loans are determined in accordance with the contractual repayment terms. Non-accrual loans consist of loans 90 or more days past due and certain individually evaluated loans. There were no loans 90 days delinquent and accruing interest at either December 31, 2025 or 2024.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial CRE and construction and land relationships. We are working to resolve or remove non-performing credits out of the loan portfolio. At December 31, 2025, we had no real estate owned compared to $167,000 of real estate owned at December 31, 2024. The decrease in real estate owned as of December 31, 2025 compared to December 31, 2024 was due to the sale of properties held as other real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We had a balance of $1.4 billion in deposits at December 31, 2025 as compared to $1.3 billion at December 31, 2024.

Total borrowings decreased $54.8 million, or 61.9%, to $33.7 million at December 31, 2025, from $88.5 million at December 31, 2024. The decrease in borrowings was primarily due to deposit growth and the sale of investment securities.

Non-interest-bearing deposits at December 31, 2025 were $364.7 million, or 26.3% of deposits, compared to $351.6 million, or 26.5% of deposits, at December 31, 2024. Money market and checking accounts were 46.9% of our deposit portfolio and totaled $651.0 million at December 31, 2025, compared to 47.9% of our deposit portfolio totaling $637.0 million, at December 31, 2024. Savings accounts increased to $151.4 million, or 10.8% of deposits, at December 31, 2025, from $145.5 million, or 10.9% of deposits, at December 31, 2024. Certificates of deposit totaled $221.8 million, or 16.0% of deposits, at December 31, 2025, compared to $194.7 million, or 14.7% of deposits, at December 31, 2024. Competition for deposits may affect our ability to continue to increase deposit balances and could result in a decrease in our deposit balances in future periods. Such decreases in deposit balances may cause us to secure funding through other borrowings which would likely result in higher interest costs.

Certificates of deposit at December 31, 2025, scheduled to mature in one year or less totaled $213.4 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2025, our cash and cash equivalents increased by $707,000 as compared to 2024. Our operating activities provided net cash of $21.6 million in 2025, compared to $14.2 million in 2024, which is primarily the result of increased net earnings and sales of one-to-four family residential mortgage loans. Our investing activities used net cash of $21.4 million during 2025, compared to $18.1 million in 2024, primarily to fund loan growth. Our financing activities provided net cash of $441,000 during 2025, compared to using $3.0 million in 2024, primarily as a result of an increase in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $372.4 million at December 31, 2025 and $396.9 million at December 31, 2024. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of brokered deposits, FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2025, we had an outstanding balance of $8.9 million against our line of credit with the FHLB. At December 31, 2025, we had collateral pledged to the FHLB that would allow us to borrow $239.1 million, subject to FHLB credit requirements and policies. At December 31, 2025, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $42.0 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $35.0 million in available credit under which we had no outstanding borrowings at December 31, 2025. At December 31, 2025, we had subordinated debentures totaling $21.7 million and $1.5 million of repurchase agreements. At December 31, 2025, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2026, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2025. The Company also borrowed $1.7 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original balance of this borrowing was $10.0 million and was used to fund part of the acquisition of Freedom.

OFF-BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include CRE, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.2 million at December 31, 2025 as compared to $1.9 million at December 31, 2024.

At December 31, 2025, we had outstanding loan commitments, excluding standby letters of credit, of $203.5 million, as compared to $201.2 million at December 31, 2024. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2025, the Bank maintained a leverage ratio of 9.67% and a total risk-based capital ratio of 13.96%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2025, including the capital conservation buffers.

	Actual	Actual	Minimum	Minimum
(dollars in thousands)	amount	percent	amount	percent(1)
Leverage	$152,915	9.67%	$63,223	4.00%
Common Equity Tier 1 Capital	152,915	12.92%	82,871	7.00%
Tier 1 Capital	152,915	12.92%	100,629	8.50%
Total Risk-Based Capital	165,313	13.96%	124,306	10.50%

(1) The minimum required percent includes a capital conservation buffer of 2.5%.

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums. As of December 31, 2025 and 2024, the Company and the Bank also exceeded the “well capitalized” thresholds, which is the highest rating available. There are no conditions or events that management believes have changed the Company’s and the Bank’s category as of the date of this report. We have $21.7 million in trust preferred securities which, in accordance with current capital guidelines, have been included in total risk-based capital as of December 31, 2025. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2025, we paid quarterly cash dividends of $0.20 per share to our stockholders, as adjusted to give effect to 5% stock dividends, which we distributed for the 25th consecutive year in December 2025. The 2024 quarterly cash dividends were $0.19 per share as adjusted to give effect to 5% stock dividends.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2025. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the three preceding years. As of December 31, 2025, $3.0 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2025 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100, 200 and 300 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

	As of December 31, 2025		As of December 31, 2024
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(5,612)	(7.1)%	$(6,831)	(13.8)%
200 basis point rising	(3,498)	(4.5)%	(4,629)	(9.4)%
100 basis point rising	(1,375)	(1.8)%	(2,434)	(4.9)%
100 basis point falling	(183)	(0.2)%	282	0.6%
200 basis point falling	(1,639)	(2.1)%	(588)	(1.2)%
300 basis point falling	(4,352)	(5.5)%	(1,774)	(3.6)%

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE (“GAP” TABLE)

As of December 31, 2025

	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$28,664	$38,061	$156,516	$128,705	$351,946
Loans	320,788	177,663	511,747	106,666	1,116,864
Total interest-earning assets	$349,452	$215,724	$668,263	$235,371	$1,468,810

Interest-bearing liabilities:
Certificates of deposit	$130,127	$83,275	$8,364	$-	$221,766
Money market and checking accounts	650,987	-	-	-	650,987
Savings accounts	151,406	-	-	-	151,406
Borrowed money	19,115	13,737	867	-	33,719
Total interest-bearing liabilities	$951,635	$97,012	$9,231	$-	$1,057,878

Interest sensitivity gap per period	$(602,183)	$118,712	$659,032	$235,371	$410,932
Cumulative interest sensitivity gap	(602,183)	(483,471)	175,561	410,932

Cumulative gap as a percent of total interest-earning assets	(41.00%)	(32.92%)	11.95%	27.98%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	36.72%	53.90%	116.60%	138.84%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Landmark Bancorp, Inc.

Manhattan, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

April 14, 2026

LANDMARK BANCORP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in thousands, except per share amounts)	2025	2024
Assets
Cash and cash equivalents	$20,982	$20,275
Interest-bearing deposits at other banks	3,218	4,110
Investment securities available-for-sale, at fair value	348,157	372,512
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $91, fair value of $3,477 and $3,290	3,789	3,672
Bank stocks, at cost	5,756	6,618
Loans, net of allowance for credit losses of $12,458 and $12,825	1,098,393	1,039,221
Loans held for sale, at fair value	5,141	3,420
Bank owned life insurance	40,176	39,056
Premises and equipment, net	19,325	20,220
Goodwill	32,377	32,377
Other intangible assets, net	1,990	2,578
Mortgage servicing rights	3,189	3,061
Real estate owned, net	-	167
Accrued interest and other assets	24,149	26,855
Total assets	$1,606,642	$1,574,142

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$364,695	$351,595
Money market and checking	650,987	636,963
Savings	151,406	145,514
Certificates of deposit	221,766	194,694
Total deposits	1,388,854	1,328,766

Federal Home Loan Bank and other borrowings	10,567	53,046
Subordinated debentures	21,651	21,651
Repurchase agreements	1,501	13,808
Accrued interest and other liabilities	23,438	20,656
Total liabilities	1,446,011	1,437,927

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 6,074,381 and 6,063,958 shares issued at December 31, 2025 and 2024, respectively	61	58
Additional paid-in capital	102,597	95,051
Retained earnings	63,658	56,934
Treasury stock, at cost; zero shares at December 31, 2025 and 2024, respectively	-	-
Accumulated other comprehensive loss	(5,685)	(15,828)
Total stockholders’ equity	160,631	136,215
Total liabilities and stockholders’ equity	$1,606,642	$1,574,142

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC.

Consolidated Statements of Earnings

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Interest income:
Loans	$69,222	$61,400	$51,753
Investment securities:
Taxable	8,768	9,298	9,594
Tax-exempt	2,801	3,008	3,094
Interest-bearing deposits at banks	225	193	242
Total interest income	81,016	73,899	64,683
Interest expense:
Deposits	20,928	22,310	15,254
FHLB and other borrowings	2,833	3,886	4,048
Subordinated debentures	1,420	1,635	1,590
Repurchase agreements	150	344	499
Total interest expense	25,331	28,175	21,391
Net interest income	55,685	45,724	43,292
Provision for credit losses	2,350	2,300	349
Net interest income after provision for credit losses	53,335	43,424	42,943
Non-interest income:
Fees and service charges	10,195	10,742	10,220
Gains on sales of loans, net	3,175	2,386	2,269
Increase in cash surrender value of bank owned life insurance	1,119	1,723	913
Losses on sales of investment securities, net	(103)	(1,031)	(1,246)
Other	565	924	1,074
Total non-interest income	14,951	14,744	13,230
Non-interest expense:
Compensation and benefits	25,507	23,103	22,681
Occupancy and equipment	5,153	5,663	5,565
Data processing	2,047	1,889	1,940
Amortization of mortgage servicing rights and other intangibles	948	1,164	1,844
Professional fees	2,950	2,912	2,452
Valuation allowance on assets held for sale	356	1,108	-
Other	8,272	8,240	7,501
Total non-interest expense	45,233	44,079	41,983
Earnings before income taxes	23,053	14,089	14,190
Income tax expense	4,278	1,086	1,954
Net earnings	$18,775	$13,003	$12,236
Earnings per share (1):
Basic	$3.09	$2.15	$2.03
Diluted	$3.07	$2.15	$2.03

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2025, 2024, and 2023.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2025	2024	2023
Net earnings	$18,775	$13,003	$12,236

Net unrealized holding gains on available-for-sale securities	13,279	13	10,025
Reclassification adjustment on losses included in earnings	103	1,031	1,246
Net unrealized gains	13,382	1,044	11,271
Income tax effect on net losses included in earnings	(25)	(253)	(305)
Income tax effect on net unrealized holding gains	(3,214)	(63)	(2,456)
Other comprehensive income	10,143	728	8,510
Total comprehensive income	$28,918	$13,731	$20,746

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total
Balance at January 1, 2023	$52	$84,273	$50,970	$-	$(25,066)	$110,229
Net earnings	-	-	12,236	-	-	12,236
Other comprehensive income	-	-	-	-	8,510	8,510
Dividends paid ($0.73 per share) (1)	-	-	(4,390)	-	-	(4,390)
Issuance of restricted common stock, 5,192 shares	-	-	-	-	-	-
Stock-based compensation	-	352	-	-	-	352
Purchase of 3,812 treasury shares	-	-	-	(75)	-	(75)
Exercise of stock options, 2,693 shares (2)	-	52	-	-	-	52
5% stock dividend, 260,640 shares	3	4,531	(4,534)	-	-	-
Balance at December 31, 2023	$55	$89,208	$54,282	$(75)	$(16,556)	$126,914
Net earnings	-	-	13,003	-	-	13,003
Other comprehensive income	-	-	-	-	728	728
Dividends paid ($0.76 per share) (1)	-	-	(4,612)	-	-	(4,612)
Issuance of restricted common stock, 41,175 shares	-	-	-	-	-	-
Stock-based compensation	-	520	-	-	-	520
Purchase of 17,288 treasury shares	-	-	-	(338)		(338)
5% stock dividend, 274,838 shares	3	5,323	(5,739)	413	-	-
Balance at December 31, 2024	$58	$95,051	$56,934	$-	$(15,828)	$136,215
Net earnings	-	-	18,775	-	-	18,775
Other comprehensive income	-	-	-	-	10,143	10,143
Dividends paid ($0.80 per share) (1)	-	-	(4,861)	-	-	(4,861)
Issuance of restricted common stock, 985 shares	-	-	-	-	-	-
Stock-based compensation	-	359	-	-	-	359
Exercise of stock options, 15,801 shares (2)	-	-	-	-	-	-
5% stock dividend, 289,120 shares	3	7,187	(7,190)	-	-	-
Balance at December 31, 2025	$61	$102,597	$63,658	$-	$(5,685)	$160,631

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2025, 2024, and 2023.
(2)	Shares from the exercise of stock options are shown net of forfeitures related to cashless exercises.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net earnings	$18,775	$13,003	$12,236
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	2,350	2,300	349
Valuation allowance on assets held for sale	356	1,108	6
Amortization of investment security (discounts) premiums, net	(195)	(111)	240
Accretion of purchase accounting adjustments	(794)	(1,035)	(993)
Amortization of mortgage servicing rights and intangibles	948	1,164	1,844
Depreciation	1,280	1,335	1,270
Increase in cash surrender value of bank owned life insurance	(1,119)	(1,723)	(913)
Stock-based compensation	359	520	352
Deferred income taxes	(136)	(212)	404
Net losses on investment securities	103	1,031	1,246
Net gains on sales of premises and equipment and foreclosed assets	(81)	(326)	(1)
Net gains on sales of loans	(3,175)	(2,386)	(2,269)
Proceeds from sale of loans	104,438	85,799	80,475
Origination of loans held for sale	(103,472)	(86,384)	(76,995)
Changes in assets and liabilities:
Accrued interest and other assets	(785)	(1,123)	(1,276)
Accrued interest, expenses and other liabilities	2,782	1,276	(3,371)
Net cash provided by operating activities	21,634	14,236	12,604
Cash flows from investing activities:
Net increase in loans	(61,845)	(103,084)	(97,361)
Net change in interest-bearing deposits at banks	892	808	4,150
Maturities and prepayments of investment securities	62,373	71,080	54,537
Purchases of investment securities	(52,774)	(23,322)	(29,112)
Proceeds from sale of available-for-sale securities	28,230	32,623	20,913
Redemption of bank stocks	16,194	16,487	11,192
Purchase of bank stocks	(15,332)	(14,982)	(13,845)
Proceeds from sales of premises and equipment and foreclosed assets	406	4,700	7
Premiums paid on bank owned life insurance	-	(95)	(97)
Proceeds from bank owned life insurance	1,093	-	-
Purchases of premises and equipment, net	(605)	(2,320)	(995)
Net cash used in investing activities	(21,368)	(18,105)	(50,611)
Cash flows from financing activities:
Net increase in deposits	60,088	12,515	15,591
Federal Home Loan Bank advance borrowings	839,823	778,725	727,629
Federal Home Loan Bank advance repayments	(879,769)	(787,893)	(677,815)
Proceeds from other borrowings	-	360	-
Repayments on other borrowings	(2,533)	(2,808)	(2,352)
Change in repurchase agreements	(12,307)	1,094	(16,688)
Proceeds from exercise of stock options	-	-	52
Payment of dividends	(4,861)	(4,612)	(4,390)
Purchase of treasury stock	-	(338)	(75)
Net cash provided by (used in) financing activities	441	(2,957)	41,952
Net increase (decrease) in cash and cash equivalents	707	(6,826)	3,945
Cash and cash equivalents at beginning of year	20,275	27,101	23,156
Cash and cash equivalents at end of year	$20,982	$20,275	$27,101

LANDMARK BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

	Years ended December 31,
(Dollars in thousands)	2025	2024	2023

Supplemental disclosure of cash flow information:
Cash payments paid during the year for income taxes	$3,424	$834	$55
Cash paid during the year for interest	25,294	28,321	19,851
Cash paid during the year for operating leases	209	177	156

Supplemental schedule of noncash investing and financing activities:
Transfer of premises and equipment to real estate held for sale	-	-	4,343
Transfer of loans to repossessed assets	1,000	-	-
Operating lease asset and related liability recorded	-	-	61

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC.

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

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in the operation of banks. As of December 31, 2025 and 2024, the Bank did not have a minimum reserve requirement.

Cash Flows. Cash and cash equivalents include cash on hand and amounts due from banks with original maturities of fewer than 90 days and are carried at cost. Net cash flows are reported for customer loan and deposit transactions.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in other banks include investments in certificates of deposits with original maturities greater than 90 days and are carried at cost.

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

Allowance for Credit Losses – Available-for-Sale Investment Securities. For available-for-sale investment securities in an unrealized loss position, the Company first assesses whether it intends to sell or is more likely than not will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of the security or security issuer, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected was less than the amortized cost basis, a credit loss exists and an allowance for credit losses would be recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for or reversal of credit loss expense. Losses are charged against the allowance for credit losses when the Company determines the available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. The Company does not estimate credit losses on available-for-sale security accrued interest receivable.

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

One-to-Four Family Residential Real Estate. One-to-four family residential real estate loans consist primarily of loans secured by one-to-four family residential properties. Repayment is primarily dependent on the personal cash flow of the borrower.

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

The Company utilizes a weighted average remaining maturity allowance methodology to calculate the quantitative component of the allowance for credit losses. Historical loss rates are adjusted for current conditions and reasonable and supportable forecasts. Following the economic forecast period loss rates revert back to historical loss rates over a reasonable period of time. Additional adjustments for qualitative factors are included to quantify the risks within each of the loan categories that are not included in the historical loss rates or economic projections. These adjustments include but are not limited to: changes in economic and business conditions, changes in policies, procedures and underwriting, changes in management or staff and their related experience, changes in nature and volume of the portfolio, changes in loan review, changes in collateral values, changes in past due and non-accrual loans, changes in competition, legal and regulatory issues, changes in concentrations and other qualitative factors that could affect credit losses. The data for the allowance calculation may be obtained from internal or external sources. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated loan pools. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral.

The Company estimates expected credit losses over the contractual term of obligations to extend credit, unless the obligation is unconditionally cancelable. The allowance for off-balance-sheet exposures is adjusted through the provision for credit losses. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions used to estimated credit losses on loans.

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

Goodwill and Intangible Assets. Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The Company performed a qualitative assessment of factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as of December 31, 2025. This assessment included a review of macroeconomic conditions, industry and market specific considerations and other relevant factors including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value.

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

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computation for 2024 and 2023 excluded 218,132 and 183,633, respectively, of unexercised stock options because their inclusion would have been anti-dilutive. There were no anti-diluted stock options as of December 31, 2025.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2025, 2024 and 2023, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2025	2024	2023
Net earnings available to common shareholders	$18,775	$13,003	$12,236

Weighted average common shares outstanding - basic	6,070,662	6,045,959	6,039,164
Assumed exercise of stock options	48,199	6,537	3,418
Weighted average common shares outstanding - diluted	6,118,861	6,052,496	6,042,582
Earnings per share:
Basic	$3.09	$2.15	$2.03
Diluted	$3.07	$2.15	$2.03

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

Reclassifications. Some items in the prior-year financial statements were reclassified to the current presentation. Reclassifications had no effect on prior-year net income or stockholders’ equity.

(2) Impact of Recent Accounting Pronouncements

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, in December 2023. The amendments require additional disclosures regarding the rate reconciliation and income taxes paid. ASU 2023-09 also removed certain existing disclosure requirements and is effective for annual periods beginning January 1, 2025. The Company adopted ASU 2023-09 effective January 1, 2025 and elected to adopt the amendments retrospectively. Other than the inclusion of additional disclosures, the adoption did not have a significant effect on the Company’s consolidated financial statements.

The FASB issued ASU 2025-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses in November 2024. The amendments require new disclosures providing further detail of a company’s income statement expense items. ASU 2025-03 is effective for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028. Early adoption is permitted. The amendments should be applied on a prospective basis. Other than the inclusion of additional disclosures, the adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

The FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans in November 2025. The amendment expands the scope of the “gross-up” method, formerly applicable only to purchased credit-deteriorated (“PCD”) assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (“PSLs”). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. ASU 2025-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

(3) Investment Securities

A summary of investment securities available-for-sale and securities held-to-maturity is as follows:

(Dollars in thousands)	As of December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Available-for-sale:
U. S. treasury securities	$52,795	$580	$(192)	$53,183
Municipal obligations, tax exempt	88,979	149	(1,319)	87,809
Municipal obligations, taxable	92,105	555	(2,057)	90,603
Agency mortgage-backed securities	121,780	193	(5,411)	116,562
Total available-for-sale	$355,659	$1,477	$(8,979)	$348,157

Held-to-maturity:
Other	$3,789	$-	$(312)	$3,477
Total held-to-maturity	$3,789	$-	$(312)	$3,477

(Dollars in thousands)	As of December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Available-for-sale:
U. S. treasury securities	$65,349	$53	$(944)	$64,458
Municipal obligations, tax exempt	111,196	47	(4,115)	107,128
Municipal obligations, taxable	76,200	70	(4,555)	71,715
Agency mortgage-backed securities	140,651	40	(11,480)	129,211
Total available-for-sale	$393,396	$210	$(21,094)	$372,512

Held-to-maturity:
Other	$3,672	$-	$(382)	$3,290
Total held-to-maturity	$3,672	$-	$(382)	$3,290

The tables above show that some of the securities in the available-for-sale and held-to-maturity investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2025 and 2024. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following tables summarize securities available-for-sale in an unrealized loss positions for which an allowance for credit losses has not been recorded at December 31, 2025 and 2024 along with length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2025
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale
U. S. treasury securities	12	$-	$-	$32,314	$(192)	$32,314	$(192)
Municipal obligations, tax exempt	129	5,746	(10)	43,697	(1,309)	49,443	(1,319)
Municipal obligations, taxable	88	19,052	(262)	40,711	(1,795)	59,763	(2,057)
Agency mortgage-backed securities	67	16,624	(95)	85,169	(5,316)	101,793	(5,411)
Total available-for-sale	296	$41,422	$(367)	$201,891	$(8,612)	$243,313	$(8,979)

(Dollars in thousands)		As of December 31, 2024
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale
U. S. treasury securities	22	$1,558	$-	$43,327	$(944)	$44,885	$(944)
Municipal obligations, tax exempt	254	16,754	(311)	86,409	(3,804)	103,163	(4,115)
Municipal obligations, taxable	107	22,201	(726)	45,285	(3,829)	67,486	(4,555)
Agency mortgage-backed securities	102	18,875	(223)	105,615	(11,257)	124,490	(11,480)
Total available-for-sale	485	$59,388	$(1,260)	$280,636	$(19,834)	$340,024	$(21,094)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2025, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

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

The Company’s held-to-maturity investment securities portfolio consists of seven subordinated debentures issued by financial institutions. These investment securities were acquired in the Freedom Bank acquisition and classified as held-to-maturity. The securities were issued in 2021 and 2022 with a 10-year maturity and a fixed rate for five years. The securities are callable after the end of the fixed rate term.

The following table provides information on the Company’s allowance for credit losses related to held-to-maturity investment securities.

	Years ended December 31,
	2025	2024
(Dollars in thousands)
Beginning balance	$91	$91
Provision for credit losses	-	-
Ending balance	$91	$91

The table below includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. The amortized cost and fair value of investment securities at December 31, 2025 are as follows:

	Amortized	Estimated
(Dollars in thousands)	cost	fair value
Available-for-sale:
Due in less than one year	$39,341	$39,146
Due after one year but within five years	178,546	172,901
Due after five years but within ten years	90,279	89,249
Due after ten years	47,493	46,861
Total available-for-sale	$355,659	$348,157

Held-to-maturity:
Due after five years but within ten years	$3,789	$3,477
Total held-to-maturity	$3,789	$3,477

The Company has not sold any investment securities subsequent to December 31, 2025 and the date of this filing. Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2025	2024	2023

Sales proceeds	$28,230	$32,623	$20,913

Realized gains	$167	$-	$-
Realized losses	(270)	(1,031)	(1,246)
Net realized losses	$(103)	$(1,031)	$(1,246)

Securities with carrying values of $266.7 million and $305.3 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2025 and 2024, respectively. As of December 31, 2025, all of the Company’s investment securities were performing and there were no securities on non-accrual status. Except for U.S. treasuries and federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(4) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2025 was $2.7 million compared to $3.5 million at December 31, 2024. The carrying value of the FRB stock at both December 31, 2025 and 2024 was $3.0 million. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB, as applicable. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2025 and 2024.

(5) Loans and Allowance for Credit Losses

Loans consisted of the following:

	As of December 31,
(Dollars in thousands)	2025	2024

One-to-four family residential real estate loans	$375,299	$352,209
Construction and land loans	20,531	25,328
Commercial real estate loans	394,323	345,159
Commercial loans	178,201	192,325
Agriculture loans	102,829	100,562
Municipal loans	6,874	7,091
Consumer loans	33,666	29,679
Total gross loans	1,111,723	1,052,353
Net deferred loan (fees) costs and loans in process	(872)	(307)
Allowance for credit losses	(12,458)	(12,825)
Loans, net	$1,098,393	$1,039,221

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2025
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2025	$1,765	$143	$4,506	$4,964	$1,227	$51	$169	$12,825
Charge-offs	-	-	-	(2,675)	-	-	(375)	(3,050)
Recoveries	-	5	4	113	-	6	205	333
Provision for credit losses	236	(37)	1,170	723	78	(13)	193	2,350
Balance at December 31, 2025	$2,001	$111	$5,680	$3,125	$1,305	$44	$192	$12,458

(Dollars in thousands)
	Year ended December 31, 2024
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2024	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608
Charge-offs	-	-	-	(186)	(64)	-	(409)	(659)
Recoveries	-	245	-	35	54	12	130	476
Provision for credit losses	(270)	(252)	(12)	2,629	47	24	234	2,400
Balance at December 31, 2024	$1,765	$143	$4,506	$4,964	$1,227	$51	$169	$12,825

(Dollars in thousands)
	Year ended December 31, 2023
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2023	$655	$117	$3,158	$2,753	$1,966	$5	$137	$8,791
Impact of adopting ASC 326	1,022	49	1,063	145	(824)	11	57	1,523
Charge-offs	-	-	-	(479)	-	-	(371)	(850)
Recoveries	-	675	-	35	74	-	110	894
Provision for credit losses	358	(691)	297	32	(26)	(1)	281	250
Balance at December 31, 2023	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608

The Company recorded net loan charge offs of $2.7 million during 2025 compared to net loan charge offs of $183,000 during 2024. The increase in net charge-offs during 2025 was primarily driven by the charge-off of a single commercial credit during the third quarter of 2025.

The following tables present information on non-accrual status and loans past due over 89 days and still accruing:

(Dollars in thousands)	As of December 31, 2025
	Non-accrual with no allowance for credit losses	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$1,557	$403	$-
Commercial real estate loans	3,051	231	-
Commercial loans	2,993	1,704	-
Agriculture loans	50	5	-
Total loans	$7,651	$2,343	$-

(Dollars in thousands)	As of December 31, 2024
	Non-accrual with no allowance for credit losses	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$34	$-	$-
Commercial real estate loans	782	-	-
Commercial loans	314	10,939	-
Agriculture loans	1,046	-	-
Total loans	$2,176	$10,939	$-

The increase in non-accrual loans without an allowance for credit losses during 2025 was primarily driven by the migration of two commercial and commercial real estate credits to non-accrual during the year. The decrease in non-accrual loans with an allowance for credit losses was primarily due to the charge-off of a single commercial credit during the third quarter of 2025.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following tables present information on the amortized cost basis and collateral type of collateral-dependent loans:

(Dollars in thousands)	As of December 31, 2025
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$1,959	First mortgage on residential real estate
Construction and land loans	186	First mortgage on residential or commercial real estate
Commercial real estate loans	4,445	First mortgage on commercial real estate
Commercial loans	4,834	Accounts receivable, equipment and real estate
Agriculture loans	55	Crops, livestock, machinery and real estate
Total loans	$11,479

(Dollars in thousands)	As of December 31, 2024
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$34	First mortgage on residential real estate
Commercial real estate loans	782	First mortgage on commercial real estate
Commercial loans	3,150	Accounts receivable, equipment and real estate
Agriculture loans	1,456	Crops, livestock, machinery and real estate
Total loans	$5,422

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Past due loans are determined in accordance with the contractual repayment terms. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at either December 31, 2025 or 2024.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2025
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$152	$968	$-	$1,120	$1,960	$3,080	$372,219
Construction and land loans	299	-	-	299	-	299	20,232
Commercial real estate loans	435	199	-	634	3,282	3,916	390,407
Commercial loans	1,977	20	-	1,997	4,697	6,694	171,507
Agriculture loans	119	53	-	172	55	227	102,602
Municipal loans	-	-	-	-	-	-	6,874
Consumer loans	20	32	-	52	-	52	33,614
Total	$3,002	$1,272	$-	$4,274	$9,994	$14,268	$1,097,455

Percent of gross loans	0.27%	0.11%	0.00%	0.38%	0.90%	1.28%	98.72%

	As of December 31, 2024
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$115	$323	$-	$438	$34	$472	$351,737
Construction and land loans	-	118	-	118	-	118	25,210
Commercial real estate loans	1,083	3,081	-	4,164	782	4,946	340,213
Commercial loans	500	59	-	559	11,253	11,812	180,513
Agriculture loans	864	-	-	864	1,046	1,910	98,652
Municipal loans	-	-	-	-	-	-	7,091
Consumer loans	33	25	-	58	-	58	29,621
Total	$2,595	$3,606	$-	$6,201	$13,115	$19,316	$1,033,037

Percent of gross loans	0.25%	0.34%	0.00%	0.59%	1.25%	1.84%	98.16%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2025, 2024 and 2023, would have increased interest income by $450,000, $423,000, and $96,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2025, 2024, and 2023.

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

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table provides information on the Company’s risk category of loans by type and year of origination:

(Dollars in thousands)	As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$71,799	$75,648	$75,468	$64,268	$31,989	$47,113	$6,969	$85	$373,339
Classified	-	154	593	1,027	-	186	-	-	1,960
Total	$71,799	$75,802	$76,061	$65,295	$31,989	$47,299	$6,969	$85	$375,299
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$7,540	$3,059	$2,778	$1,759	$1,593	$3,516	$100	$-	$20,345
Classified	-	-	-	-	-	186	-	-	186
Total	$7,540	$3,059	$2,778	$1,759	$1,593	$3,702	$100	$-	$20,531
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$81,382	$55,892	$58,027	$50,673	$49,139	$89,596	$3,382	$26	$388,117
Classified	231	1,116	-	274	438	4,147	-	-	6,206
Total	$81,613	$57,008	$58,027	$50,947	$49,577	$93,743	$3,382	$26	$394,323
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$31,282	$30,783	$17,183	$16,618	$7,335	$5,522	$54,070	$386	$163,179
Classified	756	185	1,674	834	-	3,371	8,026	176	15,022
Total	$32,038	$30,968	$18,857	$17,452	$7,335	$8,893	$62,096	$562	$178,201
Charge-offs	$83	$2,276	$-	$266	$50	-	$-	$-	$2,675
Agriculture loans
Nonclassified	$14,014	$12,178	$2,370	$3,859	$2,697	$11,547	$51,971	$408	$99,044
Classified	$46	$1,424	$-	$1,276	$9	$2	$1,028	$-	3,785
Total	$14,060	$13,602	$2,370	$5,135	$2,706	$11,549	$52,999	$408	$102,829
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$-	$-	$5,552	$48	$-	$1,274	$-	$-	$6,874
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$5,552	$48	$-	$1,274	$-	$-	$6,874
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$5,313	$1,632	$2,653	$231	$737	$2,529	$20,412	$159	$33,666
Classified	-	-	-	-	-	-	-	-	-
Total	$5,313	$1,632	$2,653	$231	$737	$2,529	$20,412	$159	$33,666
Charge-offs	$375	$-	$-	-	$-	$-	$-	$-	$375
Total loans
Nonclassified	$211,330	$179,192	$164,031	$137,456	$93,490	$161,097	$136,904	$1,064	$1,084,564
Classified	$1,033	$2,879	$2,267	$3,411	$447	$7,892	$9,054	$176	27,159
Total	$212,363	$182,071	$166,298	$140,867	$93,937	$168,989	$145,958	$1,240	$1,111,723
Charge-offs	$458	$2,276	$-	$266	$50	$-	$-	$-	$3,050

(Dollars in thousands)	As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$86,701	$84,467	$75,517	$37,411	$27,293	$35,112	$5,552	$122	$352,175
Classified	-	-	-	-	-	34	-	-	34
Total	$86,701	$84,467	$75,517	$37,411	$27,293	$35,146	$5,552	$122	$352,209
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,481	$11,202	$1,937	$1,697	$2,569	$1,340	$102	$-	$25,328
Classified	-	-	-	-	-	-	-	-	-
Total	$6,481	$11,202	$1,937	$1,697	$2,569	$1,340	$102	$-	$25,328
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$59,717	$47,624	$68,854	$53,868	$41,862	$67,351	$3,217	$85	$342,578
Classified	360	-	-	476	151	1,594	-	-	2,581
Total	$60,077	$47,624	$68,854	$54,344	$42,013	$68,945	$3,217	$85	$345,159
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$31,083	$27,158	$23,574	$9,813	$7,930	$2,203	$68,282	$135	$170,178
Classified	11,364	1,851	1,897	39	3,637	13	1,969	1,377	22,147
Total	$42,447	$29,009	$25,471	$9,852	$11,567	$2,216	$70,251	$1,512	$192,325
Charge-offs	$-	$-	$16	$114	$56		$-	$-	$186
Agriculture loans
Nonclassified	$21,379	$3,659	$8,404	$3,616	$3,297	$14,215	$44,458	$217	$99,245
Classified	$29	$178	$257	$419	$9	$73	$352	$-	1,317
Total	$21,408	$3,837	$8,661	$4,035	$3,306	$14,288	$44,810	$217	$100,562
Charge-offs	$-	$-	$-	$-	$-	$64	$-	$-	$64
Municipal loans
Nonclassified	$5,565	$-	$90	$-	$-	$1,436	$-	$-	$7,091
Classified	-	-	-	-	-	-	-	-	-
Total	$5,565	$-	$90	$-	$-	$1,436	$-	$-	$7,091
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$2,850	$3,229	$645	$1,072	$682	$3,167	$17,896	$138	$29,679
Classified	-	-	-	-	-	-	-	-	-
Total	$2,850	$3,229	$645	$1,072	$682	$3,167	$17,896	$138	$29,679
Charge-offs	$376	$7	$1		$-	$24	$-	$1	$409
Total loans
Nonclassified	$213,776	$177,339	$179,021	$107,477	$83,633	$124,824	$139,507	$697	$1,026,274
Classified	$11,753	$2,029	$2,154	$934	$3,797	$1,714	$2,321	$1,377	26,079
Total	$225,529	$179,368	$181,175	$108,411	$87,430	$126,538	$141,828	$2,074	$1,052,353
Charge-offs	$376	$7	$17	$114	$56	$88	$-	$1	$659

The following table provides information on the Company’s allowance for credit losses related to unfunded loan commitments.

	Years ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$150	$250
Provision (benefit) for credit losses	-	(100)
Balance at end of period	$150	$150

The following tables present the amortized cost basis of loans at December 31, 2025 and 2024 that were both experiencing financial difficulty and modified by class, type of modification and includes the financial effect of the modification.

(Dollars in thousands)	As of December 31, 2025
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$186	0.1%	Renewal of existing loan

(Dollars in thousands)	As of December 31, 2024
	Amortized cost basis	% of loan class total	Financial effect

Interest Only:
Commercial	$8,230	4.5%	6 month interest only payments
Term extension:
Commercial	$954	0.5%	5 month principal payment deferral

As of December 31, 2025, all loans experiencing both financial difficulty and modified during the twelve months ended December 31, 2025 were current under the terms of the agreements. There were no commitments to lend additional funds to the borrowers and there were no charge-offs recorded against the loans. The Company had a $186,000 allowance for credit losses recorded against these loans as of December 31, 2025. The Company did not have any loan modifications that had a payment default during the twelve months ended December 31, 2025.

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2025 and 2024. A summary of such loans is as follows:

(Dollars in thousands)
Balance at December 31, 2024	$14,192
New loans	1,645
Repayments	(2,966)
Balance at December 31, 2025	$12,871

(6) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $203.5 million and $201.2 million at December 31, 2025 and 2024, respectively, and are generally at variable interest rates. Standby letters of credit totaled $2.2 million at December 31, 2025 and $1.9 million at December 31, 2024.

(7) Goodwill and Intangible Assets

The changes in goodwill is as follows:

(Dollars in thousands)	Years ended December 31,
	2025	2024	2023
Balance at January 1	$32,377	$32,377	$32,199
Acquired goodwill	-	-	-
Acquisition period adjustments	-	-	178
Balance at December 31	$32,377	$32,377	$32,377

The Company performed its annual impairment test as of December 31, 2025. Based on the results of the qualitative analysis, the Company concluded it was more likely than not that its goodwill was not impaired.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31,
	2025	2024
Gross carrying amount	$4,170	$4,170
Accumulated amortization	(2,180)	(1,592)
Net carrying amount	$1,990	$2,578

Amortization expense for the years ended December 31, 2025 and 2024 was $588,000 and $663,000. The following sets forth estimated amortization expense for core deposit intangible assets for the years ending December 31:

(Dollars in thousands)	Amortization
expense
2026	$512
2027	436
2028	360
2029	284
2030	208
Thereafter	190
Total	$1,990

(8) Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	As of December 31,
	2025	2024
FHLMC	$593,434	$626,379
FHLB	30,661	27,418
Total	$624,095	$635,797

Custodial escrow balances maintained in connection with serviced loans were $6.0 million at December 31, 2025 and $5.6 million at December 31, 2024. Gross service fee income related to such loans was $1.6 million for the year ended December 31, 2025, $1.7 million for the year ended December 31, 2024 and $1.8 million for the year ended 2023, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	As of December 31,
	2025	2024
Mortgage servicing rights:
Balance at beginning of year	$3,061	$3,158
Additions	489	404
Amortization	(361)	(501)
Balance at end of year	$3,189	$3,061

At December 31, 2025 and 2024, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $8.6 million and $9.6 million at December 31, 2025 and 2024, respectively. Fair value at December 31, 2025 was determined using a discount rate at 9.0%, prepayment speeds ranging from 0.00% to 26.29%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.67%. Fair value at December 31, 2024 was determined using a discount rate at 10.0%, prepayment speeds ranging from 6.00% to 25.44%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.87%.

The Company had a mortgage repurchase reserve of $118,000 at December 31, 2025 and $131,000 at December 31, 2024, which represented the Company’s best estimate as of such dates of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company made a $65,000 provision to the reserve during 2025 compared to no provision to the reserve during 2024 and a $50,000 provision to the reserve during 2023. The Company charged losses of $82,000, $28,000, and $116,000 against the reserve during 2025, 2024, and 2023, respectively. The Company charged a gain of $4,000 against the reserve as of December 31, 2025. At December 31, 2025, the Company had no outstanding mortgage repurchase requests.

(9) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2025	2024
Land	Indefinite	$5,063	$5,202
Office buildings and improvements	10 - 50 years	21,696	21,648
Furniture and equipment	3 - 15 years	8,532	8,558
Automobiles	2 - 5 years	662	646
Total premises and equipment		35,953	36,054
Accumulated depreciation		(16,628)	(15,834)
Total premises and equipment, net		$19,325	$20,220

Depreciation expense totaled $1.3 million for the years ended December 31, 2025, 2024, and 2023 and was included in occupancy and equipment expense on the consolidated statements of earnings.

(10) Deposits

The following table presents the maturities of certificates of deposit at December 31, 2025:

(Dollars in thousands)
Year	Amount
2026	$213,402
2027	4,592
2028	2,869
2029	435
2030	466
Thereafter	2
Total	$221,766

The aggregate amount of certificate of deposit in denominations of $250,000 or more at December 31, 2025 and 2024 was $61.8 million and $52.2 million, respectively. As of December 31, 2025, the Company had $108.9 million in brokered deposits compared to $91.4 million at December 31, 2024.

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2025	2024	2023
Certificates of deposit	$8,169	$8,494	$4,310
Money market and checking	12,586	13,628	10,818
Savings	173	188	126
Total	$20,928	$22,310	$15,254

(11) Federal Home Loan Bank Borrowings

The Bank has a line of credit with the FHLB under which there were $8.9 million of borrowings at December 31, 2025, compared to $48.8 million of borrowings at December 31, 2024. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (3.89% at December 31, 2025). The Company had $75.0 million letters of credit issued through the FHLB at December 31, 2025 compared to $60.0 million at December 31, 2024 to secure municipal deposits. The Company did not have any term advances from FHLB at December 31, 2025 and 2024.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2025 and 2024, there was a blanket pledge of loans totaling $470.2 million and $403.9 million, respectively. At December 31, 2025 and 2024, the Bank’s total borrowing capacity with the FHLB was approximately $324.7 million and $281.2 million, respectively. At December 31, 2025 and 2024, the Bank’s available borrowing capacity was $239.1 million and $171.0 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit issued to collateralized public fund deposits. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(12) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month CME term SOFR plus a spread adjustment of 0.26% and a margin of 2.85%. The interest rate at December 31, 2025 and 2024 was 6.95% and 7.70%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month CME term SOFR plus a spread adjustment of 0.26% and a margin of 1.34%. The interest rate at December 31, 2025 and 2024 was 5.32% and 5.96%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by Citizens Bank’s former holding company to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month CME term SOFR plus a spread adjustment of 0.26% and a margin of 1.62%. The interest rate at December 31, 2025 and 2024 was 5.57% and 6.22% respectively.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(13) Other Borrowings

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2026, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2025. As of December 31, 2025 and 2024, the Company did not have an outstanding balance on the line of credit.

The Company borrowed $10.0 million from an unrelated financial institution at a fixed rate of 6.15% maturing on September 1, 2027, which requires quarterly principal and interest payments. The principal balance was $1.7 million and $4.2 million at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $42.0 million and $50.5 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $35.0 million at both December 31, 2025 and 2024. As of December 31, 2025 and 2024, there were no borrowings through these correspondent bank federal funds agreements.

(14) Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $1.5 million at December 31, 2025, and $13.8 million at December 31, 2024, which were secured by $2.6 million and $15.2 million of the Bank’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

(Dollars in thousands)	Years ended December 31,
	2025	2024
Average daily balance during the year	$4,730	$12,216
Average interest rate during the year	3.17%	2.82%
Maximum month-end balance during the year	$8,688	$16,660
Weighted average interest rate at year-end	3.16%	2.68%

	As of December 31, 2025
	Overnight and	Up to 30		Greater
	Continuous	days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$1,279	$-	$-	$-	$1,279
Agency mortgage-backed securities	222	-	-	-	222
Total	$1,501	$-	$-	$-	$1,501

	As of December 31, 2024
	Overnight and	Up to 30		Greater
	Continuous	days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$11,729	$-	$-	$-	$11,729
Agency mortgage-backed securities	2,079	-	-	-	2,079
Total	$13,808	$-	$-	$-	$13,808

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

(Dollars in thousands)	Years ended December 31,
	2025	2024	2023
Non-interest income:
Service charges on deposits
Overdraft fees	$3,693	$3,968	$3,845
Other	1,894	1,707	1,080
Interchange income	2,723	2,921	3,206
Loan servicing fees (1)	1,623	1,714	1,788
Office lease income (1)	70	126	509
Gains on sales of loans (1)	3,175	2,386	2,269
Bank owned life insurance income (1)	1,119	1,723	913
Losses on sales of investment securities (1)	(103)	(1,031)	(1,246)
Gains on sales of premises and equipment and foreclosed assets	81	326	1
Other	676	904	865
Total non-interest income	$14,951	$14,744	$13,230

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the years 2025, 2024, or 2023.

(16) Income Taxes

Income tax expense attributable to income from operations consisted of the following:

(Dollars in thousands)	Years ended December 31,
	2025	2024	2023
Current:
Federal	$3,851	$2,012	$1,711
State	563	(714)	(161)
Total current	4,414	1,298	1,550
Deferred:
Federal	(215)	(120)	295
State	245	(71)	56
Total deferred	30	(191)	351
Deferred tax valuation allowance	(166)	(21)	53
Income tax expense	$4,278	$1,086	$1,954

The Company did not have any income tax expense in foreign jurisdictions for the years ended December 31, 2025, 2024 or 2023.

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to earnings before income taxes is as follows:

(Dollars in thousands)	Years ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal income tax expense computed at the statutory rate	$4,841	21.0%	$2,958	21.0%	$2,980	21.0%
Domestic federal
Tax credits, net (1)	(155)	(0.7)	(116)	(0.8)	(47)	(0.3)
Nontaxable and nondeductible items
Tax-exempt interest, net	(530)	(2.3)	(556)	(3.9)	(592)	(4.2)
Other, net	(385)	(1.7)	(564)	(4.0)	(346)	(2.4)
Domestic state and local income taxes, net of federal effect
State income taxes, net of federal benefit (2)	668	3.0	401	2.8	476	3.3
Reversal of unrecognized tax benefits, net	(161)	(0.7)	(1,037)	(7.4)	(517)	(3.6)
	$4,278	18.6%	$1,086	7.7%	$1,954	13.8%

(1)	Includes tax credits, other tax benefits, and certain costs associated with tax-advantaged investments.
(2)	State and local taxes in Kansas and Missouri made up the majority (greater than 50%) of the tax effect in this category.

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2025	2024
Deferred tax assets:
Loans, including allowance for credit losses	$3,077	$3,280
Unrealized loss on investment securities available-for-sale	1,817	5,056
State taxes	486	494
Other, net	209	297
Deferred compensation arrangements	202	63
Net deferred loan fees	175	140
Acquisition costs	58	79
Net operating loss carry forwards	47	213
Total deferred tax assets	6,071	9,622
Less valuation allowance	(47)	(213)
Total deferred tax assets, net of valuation allowance	6,024	9,409

Deferred tax liabilities:
Intangible assets	1,238	1,252
Mortgage servicing rights	670	643
Premises and equipment, net of depreciation	488	601
Prepaid expenses	461	669
Investments	138	99
FHLB stock dividends	31	49
Total deferred tax liabilities	3,026	3,313

Net deferred tax asset	$2,998	$6,096

The Company had Kansas corporate and privilege tax net operating loss carry forwards totaling $994,000 and $4.5 million as of December 31, 2025 and 2024, respectively, which expire between 2026 and 2027, for which the Company has recorded a valuation allowance of $47,000. A valuation allowance related to the remaining deferred tax assets other than net operating loss carry forwards has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2025.

Retained earnings at December 31, 2025 and 2024 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2025	2024
Unrecognized tax benefits at beginning of year	$1,487	$2,040
Gross increases to current year tax positions	561	495
Gross decreases to prior year’s tax positions	(17)	(73)
Lapse of statute of limitations	(264)	(975)
Unrecognized tax benefits at end of year	$1,767	$1,487

Tax years that remain open and subject to audit include the years 2021 through 2025 for both federal and state tax purposes. The Company recognized $264,000 and $975,000 of previously unrecognized tax benefits during 2025 and 2024, respectively. The gross unrecognized tax benefits of $1.8 million and $1.5 million at December 31, 2025 and 2024, respectively, would favorably impact the effective tax rate by $1.4 million and $1.2 million, respectively, if recognized. During 2025, the Company recorded income tax expense of $76,000 associated with interest and penalties. For 2024 and 2023, the Company recorded an income tax benefit of $209,000 and $51,000, respectively, associated with interest and penalties. As of December 31, 2025 and 2024, the Company had accrued interest and penalties related to the unrecognized tax benefits of $387,000 and $311,000, respectively, which are not included in the table above.

Income taxes paid, net of refunds are as follows:

(Dollars in thousands)	Years ended December 31,
	2025	2024	2023
U.S. Federal	$3,065	$874	$55
U.S. State and local
Kansas	336	(44)	-
Other	23	4	-
Total taxes paid, net of refunds	$3,424	$834	$55

(17) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive dollar-for-dollar matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $965,000, $787,000, and $857,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

Split-Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. The liability totaled $42,000 at December 31, 2025, and $44,000 at December 31, 2024.

Deferred Compensation Agreements. The Company has entered into a deferred compensation agreement with a key employee that provides for cash payments to be made after retirement. The obligations under this arrangement have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with a current and former director to defer portions of their compensation. The balance of accrued benefits under all deferred compensation agreements was $880,000 and $924,000 at December 31, 2025 and 2024, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded income associated with the deferred compensation agreements of $2,000 and $1,000 for the years ended December 31, 2025 and 2024, respectively, and expense associated with the deferred compensation agreements of $2,000 for the year ended December 31, 2023. The liability balance is also impacted by changes in the value of the underlying assets supporting the agreements for directors who have not retired.

(18) Stock-Based Compensation

Overview. The Company has a stock-based employee compensation plan, which allows for the issuance of stock options, stock appreciation rights, and stock awards (including, among others, restricted common stock, and restricted stock unit awards.), the purpose of which is to provide additional incentive to certain employees, directors, and service providers by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards under the Company’s current and former stock-based employee compensation plans is recognized on a straight line basis over the vesting period, which is typically four years. The stock-based compensation cost related to these awards was $359,000, $520,000, and $352,000 for the years ended December 31, 2025, 2024, and 2023, respectively. The Company recognized tax benefits of $177,000, $126,000, and $84,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

2015 Stock Incentive Plan. On May 20, 2015, our stockholders approved the Landmark Bancorp, Inc., 2015 Stock Incentive Plan (the “2015 Stock Incentive Plan”), which authorized the issuance of equity awards covering 427,585 shares of common stock, as adjusted for subsequent stock dividends. On August 1, 2022, the Compensation Committee awarded 21,334 shares of restricted common stock pursuant to the 2015 Stock Incentive Plan, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one or four years and the value was based on a stock price of $20.97 per share on the date such shares were granted, as adjusted for subsequent stock dividends. On August 1, 2023, the Compensation Committee awarded 6,011 shares of restricted common stock pursuant to the 2015 Stock Incentive Plan, as adjusted for subsequent stock dividends and options to acquire 93,896 shares of common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one year and the value was based on a stock price of $18.29 per share on the date such shares were granted, as adjusted for subsequent stock dividends. The options vest ratably over four years.

On February 29, 2024, the Compensation Committee awarded, effective March 29, 2024, 5,513 shares of restricted common stock pursuant to the 2015 Stock Incentive Plan, as adjusted for subsequent stock dividends and options to acquire 44,100 shares of common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over four years and the value was based on a stock price of $17.49 per share on the date such shares were granted, as adjusted for subsequent stock dividends. The options vest ratably over four years.

2024 Stock Incentive Plan. On May 22, 2024, our stockholders approved the Landmark Bancorp, Inc., 2024 Stock Incentive Plan which authorized the issuance of equity awards covering 551,250 shares of common stock as adjusted for subsequent stock dividends. Upon shareholder approval of the 2024 Stock Incentive Plan, the 2015 Stock Incentive Plan was frozen with respect to future grants.

On August 1, 2024, the Compensation Committee awarded 39,883 shares of restricted common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one or four years and the value was based on a stock price of $18.19 per share on the date such shares were granted, as adjusted for subsequent stock dividends. During 2025, the Company awarded 1,004 shares of restricted common stock, as adjusted for subsequent stock dividends. A portion of these shares vested immediately with the remainder carrying a four-year cliff vesting. The value of the shares with a four-year cliff vesting was based on a stock price of $24.72 per share on the date such shares were granted, as adjusted for subsequent stock dividends. As of December 31, 2025, there were 510,363 shares of common stock remaining available for issuance under the 2024 Stock Incentive Plan.

The fair value of the options granted were determined using the following weighted-average assumptions as of the grant date:

Year Ended December 31, 2024
Risk-free interest rate	4.20%
Expected term	7 years
Expected stock price volatility	27.18%
Dividend yield	4.36%

A summary of option activity during 2025 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at January 1, 2025	268,726	$19.44	6.7 years	$1,235
Granted	-	$-
Effect of 5% stock dividend	10,053
Forfeited/expired	(51,909)	$19.56
Exercised	(15,801)	$18.77
Outstanding at December 31, 2025	211,069	$18.51	6.1 years	$1,622
Exercisable at December 31, 2025	143,111	$18.76	5.2 years	$1,063
Fully vested options at December 31, 2025	143,111	$18.76	5.2 years	$1,063

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2025	2024	2023
Intrinsic value of options exercised (on exercise date)	$435	$-	$4
Cash received from options exercised	-	-	52
Excess tax benefit realized from options exercised	$107	$-	$1

As of December 31, 2025, there was $179,000 of total unrecognized compensation cost related to the 67,958 outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2026	$96
2027	73
2028	10
Total	$179

The fair value of restricted stock on the vesting date was $420,000, $293,000, and $187,000 during the years ended December 31, 2025, 2024, and 2023 respectively. A summary of nonvested restricted common stock activity during 2025 is presented below:

	Shares	Weighted average grant date price per share
Nonvested restricted common stock at January 1, 2025	50,509	$19.77
Granted	985	$25.59
Vested	(15,743)	$19.61
Forfeited	(6,723)	$19.05
Effect of 5% stock dividend	1,444
Nonvested restricted common stock at December 31, 2025	30,472	$18.58

As of December 31, 2025, there was $431,000 of total unrecognized compensation cost related to the outstanding nonvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2026	$191
2027	155
2028	83
2029	2
Total	$431

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

Fair value estimates of the Company’s financial instruments as of December 31, 2025 and 2024, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31, 2025
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,982	$20,982	$-	$-	$20,982
Interest-bearing deposits at other banks	3,218	-	3,218	-	3,218
Investment securities available-for-sale	348,157	53,183	294,974	-	348,157
Investment securities held-to-maturity	3,789	-	3,477	-	3,477
Bank stocks, at cost	5,756	n/a	n/a	n/a	n/a
Loans, net	1,098,393	-	-	1,103,265	1,103,265
Loans held for sale	5,141	-	5,141	-	5,141
Mortgage servicing rights	3,189	-	8,586	-	8,586
Accrued interest receivable	7,076	184	1,981	4,911	7,076
Derivative financial instruments	239	-	239	-	239

Financial liabilities:
Non-maturity deposits	$(1,167,088)	$(1,167,088)	$-	$-	$(1,167,088)
Certificates of deposit	(221,766)	-	(221,202)	-	(221,202)
FHLB and other borrowings	(10,567)	-	(10,553)	-	(10,553)
Subordinated debentures	(21,651)	-	(19,311)	-	(19,311)
Repurchase agreements	(1,501)	-	(1,501)	-	(1,501)
Accrued interest payable	(1,870)	-	(1,870)	-	(1,870)
Derivative financial instruments	(19)	-	(19)	-	(19)

(Dollars in thousands)	As of December 31, 2024
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,275	$20,275	$-	$-	$20,275
Interest-bearing deposits at other banks	4,110	-	4,110	-	4,110
Investment securities available-for-sale	372,512	64,458	308,054	-	372,512
Investment securities held-to-maturity	3,672	-	3,290	-	3,290
Bank stocks, at cost	6,618	n/a	n/a	n/a	n/a
Loans, net	1,039,221	-	-	1,027,865	1,027,865
Loans held for sale	3,420	-	3,420	-	3,420
Mortgage servicing rights	3,061	-	9,615	-	9,615
Accrued interest receivable	7,132	219	2,001	4,912	7,132
Derivative financial instruments	200	-	200	-	200

Financial liabilities:
Non-maturity deposits	$(1,134,072)	$(1,134,072)	$-	$-	$(1,134,072)
Certificates of deposit	(194,694)	-	(193,901)	-	(193,901)
FHLB and other borrowings	(53,046)	-	(48,846)	-	(48,846)
Subordinated debentures	(21,651)	-	(18,556)	-	(18,556)
Repurchase agreements	(13,808)	-	(13,808)	-	(13,808)
Accrued interest payable	(1,833)	-	(1,833)	-	(1,833)

Transfers

The Company did not transfer any assets or liabilities among levels during the years ended December 31, 2025 and 2024.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2025 and 2024, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2025
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$53,183	$53,183	$-	$-
Municipal obligations, tax exempt	87,809	-	87,809	-
Municipal obligations, taxable	90,603	-	90,603	-
Agency mortgage-backed securities	116,562	-	116,562	-
Loans held for sale	5,141	-	5,141	-
Derivative financial instruments	239	-	239	-
Liabilities:
Derivative financial instruments	(19)	-	(19)	-

(Dollars in thousands)		As of December 31, 2024
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
U. S. treasury securities	$64,458	$64,458	$-	$-
Municipal obligations, tax exempt	107,128	-	107,128	-
Municipal obligations, taxable	71,715	-	71,715	-
Agency mortgage-backed securities	129,211	-	129,211	-
Loans held for sale	3,420	-	3,420	-
Derivative financial instruments	200	-	200	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain or loss on loans held for sale were as follows:

	As of December 31,
(Dollars in thousands)	2025	2024
Aggregate fair value	$5,141	$3,420
Contractual balance	5,033	3,376
Gain	$108	$44

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

	As of December 31,
(Dollars in thousands)	2025	2024	2023
Total change in fair value	$21	$100	$(26)

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $11.5 million at December 31, 2025 and $15.0 million at December 31, 2024, respectively. The Company’s collateral dependent loans with an allowance for credit losses was $2.5 million and $2.5 million, with an allocated allowance of $781,000 and $777,000, at December 31, 2025 and 2024, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements for individually evaluated loans measure at fair value on a non-recurring basis as of December 31, 2025 and 2024.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of December 31, 2025
Individual evaluated loans:
One-to-four family residential real estate	$356	Sales comparison	Adjustment to appraised value	0%-7%
Commercial real estate	$134	Sales comparison	Adjustment to comparable sales	0%-25%
Commercial loans	$1,213	Sales comparison	Adjustment to comparable sales	0%-50%

As of December 31, 2024
Individual evaluated loans:
Commercial loans	$1,768	Sales comparison	Adjustment to comparable sales	0%-50%

(20) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of both December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2025 and 2024:

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)

As of December 31, 2025
Leverage	$154,316	9.77%	$63,151	4.0%
Common Equity Tier 1 Capital	133,316	11.26%	82,901	7.0%
Tier 1 Capital	154,316	13.03%	100,666	8.5%
Total Risk-Based Capital	166,714	14.08%	124,352	10.5%

As of December 31, 2024
Leverage	$139,657	9.02%	$61,964	4.0%
Common Equity Tier 1 Capital	118,657	10.49%	79,164	7.0%
Tier 1 Capital	139,657	12.35%	96,128	8.5%
Total Risk-Based Capital	152,121	13.45%	118,746	10.5%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2025 and 2024:

(Dollars in thousands)					To be well-capitalized
			For capital		under regulatory
	Actual		adequacy purposes		guidelines
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2025
Leverage	$152,915	9.67%	$63,223	4.0%	$79,029	5.0%
Common Equity Tier 1 Capital	152,915	12.92%	82,871	7.0%	76,951	6.5%
Tier 1 Capital	152,915	12.92%	100,629	8.5%	94,709	8.0%
Total Risk-Based Capital	165,313	13.96%	124,306	10.5%	118,387	10.0%

As of December 31, 2024
Leverage	$140,523	9.10%	$61,770	4.0%	$77,213	5.0%
Common Equity Tier 1 Capital	140,523	12.43%	79,146	7.0%	73,493	6.5%
Tier 1 Capital	140,523	12.43%	96,106	8.5%	90,453	8.0%
Total Risk-Based Capital	152,987	13.53%	118,719	10.5%	113,066	10.0%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

(21) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2025	2024
Assets:
Cash and cash equivalents	$272	$395
Interest-bearing deposits at other banks	-	151
Investment in subsidiaries	182,911	160,634
Other	827	960
Total assets	$184,010	$162,140
Liabilities and stockholders’ equity:
Subordinated debentures	$21,651	$21,651
Other borrowings	1,667	4,200
Other	61	74
Stockholders’ equity	160,631	136,215
Total liabilities and stockholders’ equity	$184,010	$162,140

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2025	2024	2023
Dividends from Bank	$7,450	$8,500	$8,000
Dividends from nonbank subsidiary	1,300	975	1,000
Interest income	47	55	51
Other non-interest income	5	8	8
Interest expense	(1,642)	(2,013)	(2,113)
Other expense, net	(626)	(637)	(620)
Earnings before equity in undistributed earnings	6,534	6,888	6,326
Increase in undistributed equity of Bank	11,649	5,122	5,252
Increase in undistributed equity of nonbank subsidiary	127	450	102
Earnings before income taxes	18,310	12,460	11,680
Income tax benefit	(465)	(543)	(556)
Net earnings	18,775	13,003	12,236
Other comprehensive income	10,143	728	8,510
Total comprehensive income	$28,918	$13,731	$20,746

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$18,775	$13,003	$12,236
Increase in undistributed equity of subsidiaries	(11,776)	(5,572)	(5,354)
Other	120	12	1
Net cash provided by operating activities	7,119	7,443	6,883

Cash flows from investing activities:
Net change in interest-bearing deposits at banks	151	64	1
Net cash provided by investing activities	151	64	1

Cash flows from financing activities:
Proceeds from exercise of stock options	-	-	52
Payment of dividends	(4,861)	(4,612)	(4,390)
Purchase of treasury stock	-	(338)	(75)
Issuances of outstanding debt	-	360	-
Payment on outstanding debt	(2,532)	(2,808)	(2,351)
Net cash used in financing activities	(7,393)	(7,398)	(6,764)
Net (decrease) increase in cash	(123)	109	120
Cash at beginning of year	395	286	166
Cash at end of year	$272	$395	$286

Dividends paid by the Company are provided through dividends from the Bank and dividends from nonbank subsidiaries. At December 31, 2025, the Bank could distribute dividends of up to $3.0 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(22) Segment Information

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

(24) Subsequent Event

In the Company’s Form 12b-25 filed with the SEC on April 1, 2026, the Company announced that information had been brought to the attention of management, which promptly informed the Audit and Risk Committee (the “Committee”) of the Board of Directors of the Company, that caused management and the Committee to commence an internal investigation, with the assistance of outside counsel and advisors, regarding allegations of fraudulent activity by a non-executive officer of the Bank. The investigation has been completed, and management determined that the scope of such fraudulent activity was limited and the expected loss is not material to the Company. To date, the Company has not found any evidence of additional fraudulent activity. The business and operations of the Company and the Bank were not affected beyond the immaterial amounts identified during the investigation.

The Company is committed to making all affecting customers whole for any losses attributed to the fraudulent activity. The pre-tax loss associated with the fraudulent activity is under $500,000, not including professional fees related to the investigation, and has been recognized by the Company in its financial results for first quarter of 2026. The Company is cooperating with law enforcement agencies regarding the matter. The Company also is working with its insurance carrier to confirm coverage. Any insurance proceeds received will offset recognized losses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Our auditors are not required to formally opine on the effectiveness of our internal control over financial reporting, in accordance with the Sarbanes-Oxley Act of 2002 because the Company is not an accelerated filer or a large accelerated filer. As a result, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2026 annual meeting of shareholders to be held May 20, 2026 (the “2026 Proxy Statement”), under the headings “Proposal 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and the Board of Directors” and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2025 fiscal year.

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

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and serves at the discretion of the Board of Directors of the Company and the Bank, as appropriate, as of the date of this Annual Report on Form 10-K are identified below:

Name since	Age	Positions with the Company and the Bank	Held position

Abigail M. Wendel	52	President and Chief Executive Officer	March 2024

Mark A. Herpich	58	Executive Vice President, Secretary, Chief Financial Officer and Treasurer	October 2001

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the 2026 Proxy Statement, under the headings “Corporate Governance and the Board of Directors” and “Executive Compensation,” and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2025 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information relating to the number of shares authorized for issuance under our equity compensation plans as of December 31, 2025.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	211,069	(1)	$18.51	(2)	510,363	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	211,069		$18.51		510,363

(1)	Reflects the number of underlying shares of our common stock associated with outstanding stock options granted under the 2015 Stock Incentive Plan, as adjusted for stock dividends.
(2)	Reflects the weighted-average exercise price with respect to the exercise of outstanding stock options included in column (a).
(3)	Reflects the number of shares of our common stock available for future issuance under the 2024 Stock Incentive Plan, as adjusted for stock dividends.

The other information required by this Item 12 will be included in the 2026 Proxy Statement, under the heading “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2025 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the 2026 Proxy Statement, under the headings “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors” and “Certain Relationships and Related Transactions,” and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2025 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in the 2026 Proxy Statement, under the heading “Proposal 4 – Ratification of Forvis Mazars, LLP as our Independent Registered Public Accounting Firm” and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2025 fiscal year.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

Consolidated Balance Sheets – December 31, 2025 and 2024

Consolidated Statements of Earnings – Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income – Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 15(a)3 and (b). Exhibits

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated June 28, 2022, by and among Landmark Bancorp, Inc., LARK Investment Corporation and Freedom Bancshares, Inc.	Exhibit 2.1 to the registrant’s report on Form 8-K filed with the SEC on June 28, 2022 (SEC file no. 000-33203)
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the registrant’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the registrant’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	Exhibit 3.3 to the registrant’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466)
4.1	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
4.2	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.1 to the registrant’s report on Form 10-K filed with the SEC on March 12, 2020 (SEC file no. 000-33203)
10.1*	Employment Agreement effective January 1, 2014 between Michael E. Scheopner, the Company and the Bank	Exhibit 10.2 to the registrant’s report on Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.2*	Employment Agreement effective November 1, 2013 between Mark A. Herpich, the Company and the Bank	Exhibit 10.3 to the registrant’s report on Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.3*	Form of Landmark Bancorp, Inc. Deferred Compensation Agreement	Exhibit 10.11 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)

10.4*	Landmark Bancorp, Inc. 2024 Stock Incentive Plan	Exhibit 4.4 to the registrant’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020)
10.5*	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020)
10.6*	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Incentive Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020)
10.7*	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.7 to the registrant’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020)
10.8*	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.8 to the registrant’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020)
10.9	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2021, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s report on Form 10-Q filed with the SEC on November 12, 2021 (SEC file no. 000-33203)
10.10	Change in Terms Agreement and Promissory Note, dated November 01, 2024, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s report on Form 10-Q filed with the SEC on November 13, 2024 (SEC file no. 000-33203)
10.11*	Employment Agreement between the Company, the Bank and Abigail M. Wendel, dated as of March 1, 2024	Exhibit 10.1 to the registrant’s report on Form 8-K filed with the SEC on March 4, 2024 (SEC file no. 000-33203)
10.12*	Addendum to Employment Agreement by and between the Company, the Bank and Michael E. Scheopner, dated as of March 1, 2024	Exhibit 10.2 to the registrant’s report on Form 8-K filed with the SEC on March 4, 2024 (SEC file no. 000-33203)
10.13	Change in Terms Agreement, dated November 1, 2024, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.6 to the registrant’s report on Form 10-Q filed with the SEC on November 13, 2024 (SEC file no. 000-33203)
10.14	Change in Terms Agreement, dated March 14, 2024 between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s report on Form 10-Q filed with the SEC on May 14, 2025 (SEC file no. 000-33203)
10.15	Change in Terms Agreement, dated November 1, 2025 between Landmark Bancorp, Inc and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 13, 2025 (SEC file no. 000-33203)
10.16	Landmark Bancorp, Inc. 2015 Stock Incentive Plan	Exhibit 10.20 to the registrant’s report on Form 10-K filed with the SEC on March 16, 2016 (SEC file no. 000-33203)
10.17	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.18	Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211299)

13.1	Letter to Stockholders and Corporate Information included in 2025 Annual Report to Stockholders		X
16.1	Letter of Crowe LLP, dated February 27, 2026	Exhibit 16.1 to the registrant’s Form 8-K filed with the SEC on February 27, 2026 (SEC file no. 000-33203)
19.1	Landmark Bancorp, Inc. Insider Trading Policy	Exhibit 19.1 to the registrant’s Form 10-K filed with the SEC on March 25, 2025 (SEC file no 000-33203)
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe LLP		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
97.1	Landmark Bancorp, Inc. Claw Back Policy	Exhibit 99 to the registrant’s report on Form 10-Q filed with the SEC on May 14, 2024 (SEC file no. 000-33203)
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

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

LANDMARK BANCORP, INC.
(Registrant)

By:	/s/ Abigail M. Wendel	By:	/s/ Mark A. Herpich	April 14, 2026
	Abigail M. Wendel		Mark A. Herpich	date
	President and Chief Executive Officer (Principal Executive Officer)		Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE

/s/ Abigail M. Wendel	April 14, 2026	President, Chief Executive Officer and Director (Principal Executive Officer)
Abigail M. Wendel	Date

/s/ Patrick L. Alexander	April 14, 2026	Chairman of the Board, Director
Patrick L. Alexander	Date

/s/ Sarah Hill-Nelson	April 14, 2026	Director
Sarah Hill-Nelson	Date

/s/ Angela S. Hurt	April 14, 2026	Director
Angela S. Hurt

/s/ Mark J. Kohlrus	April 14, 2026	Director
Mark J. Kohlrus	Date

/s/ Jim W. Lewis	April 14, 2026	Director
Jim W. Lewis	Date

/s/ Sandra J. Moll	April 14, 2026	Director
Sandra J. Moll	Date

/s/ Wayne R. Sloan	April 14, 2026	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	April 14, 2026	Director
David H. Snapp	Date

/s/ Angelia K. Stanland	April 14, 2026	Director
Angelia K. Stanland	Date

