Form 10-Q
period 2026-06-30
LANDMARK BANCORP INC
filed 2026-08-12
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as August 7, 2026, the issuer had outstanding 6,100,534 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and cash equivalents	$26,277	$20,982
Interest-bearing deposits at other banks	5,935	3,218
Investment securities available-for-sale, at fair value	340,808	348,157
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $91, fair value of $3,550 and $3,477	3,847	3,789
Bank stocks, at cost	8,079	5,756
Loans, net of allowance for credit losses of $12,657 and $12,458	1,089,705	1,098,393
Loans held for sale, at fair value	3,740	5,141
Bank owned life insurance	40,572	40,176
Premises and equipment, net	18,907	19,325
Goodwill	32,377	32,377
Other intangible assets, net	1,725	1,990
Mortgage servicing rights	3,336	3,189
Accrued interest and other assets	31,208	24,149
Total assets	$1,606,516	$1,606,642

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$380,543	$364,695
Money market and checking	596,083	650,987
Savings	150,961	151,406
Certificates of deposit	177,401	221,766
Total deposits	1,304,988	1,388,854

Federal Home Loan Bank and other borrowings	83,415	10,567
Subordinated debentures	21,651	21,651
Repurchase agreements	1,599	1,501
Accrued interest and other liabilities	28,005	23,438
Total liabilities	1,439,658	1,446,011

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 10,000,000 and 7,500,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 6,100,582 and 6,074,381 shares issued at June 30, 2026 and December 31, 2025, respectively	61	61
Additional paid-in capital	102,810	102,597
Retained earnings	71,561	63,658
Accumulated other comprehensive loss	(7,574)	(5,685)
Total stockholders’ equity	166,858	160,631
Total liabilities and stockholders’ equity	$1,606,516	$1,606,642

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans	$17,147	$17,186	$34,407	$33,581
Investment securities:
Taxable	2,482	2,163	4,816	4,343
Tax-exempt	571	701	1,166	1,420
Interest-bearing deposits at banks	51	48	110	96
Total interest income	20,251	20,098	40,499	39,440
Interest expense:
Deposits	4,349	5,144	8,960	10,380
Federal Home Loan Bank and other borrowings	484	861	761	1,426
Subordinated debentures	324	358	646	715
Repurchase agreements	14	52	29	117
Total interest expense	5,171	6,415	10,396	12,638
Net interest income	15,080	13,683	30,103	26,802
Provision for credit losses	500	1,000	1,070	1,000
Net interest income after provision for credit losses	14,580	12,683	29,033	25,802
Non-interest income:
Fees and service charges	2,451	2,476	4,814	4,864
Gains on sales of loans, net	1,241	740	2,126	1,302
Increase in cash surrender value of bank owned life insurance	285	278	658	550
Losses on sales of investment securities, net	-	-	-	(2)
Other	118	132	261	270
Total non-interest income	4,095	3,626	7,859	6,984

Non-interest expense:
Compensation and benefits	6,569	6,234	12,892	12,388
Occupancy and equipment	1,207	1,244	2,657	2,496
Data processing	494	629	1,048	1,025
Amortization of mortgage servicing rights and other intangibles	225	238	453	477
Professional fees	1,251	540	2,015	1,285
Other	2,215	2,076	4,794	4,051
Total non-interest expense	11,961	10,961	23,859	21,722
Earnings before income taxes	6,714	5,348	13,033	11,064
Income tax expense	1,322	944	2,575	1,959
Net earnings	$5,392	$4,404	$10,458	$9,105
Earnings per share:
Basic (1)	$0.88	$0.73	$1.72	$1.50
Diluted (1)	$0.88	$0.72	$1.70	$1.49
Dividends per share (1)	$0.21	$0.20	$0.42	$0.40

(1)	Per share amounts for the period ended June 30, 2025 have been adjusted to give effect to the 5% stock dividend issued in December 2025.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2026	2025	2026	2025

Net earnings	$5,392	$4,404	$10,458	$9,105

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	1,320	3,189	(2,491)	6,949
Reclassification adjustment for net losses included in earnings	-	-	-	2
Net unrealized gains (losses)	1,320	3,189	(2,491)	6,951
Income tax effect on net unrealized holding (gains) losses	(320)	(772)	602	(1,683)
Other comprehensive income (loss)	1,000	2,417	(1,889)	5,268

Total comprehensive income	$6,392	$6,821	$8,569	$14,373

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total

Balance at April 1, 2025	$58	$95,148	$60,422	$(12,977)	$142,651
Net earnings	-	-	4,404	-	4,404
Other comprehensive income	-	-	-	2,417	2,417
Dividends paid ($0.20 per share) (1)	-	-	(1,214)	-	(1,214)
Stock-based compensation	-	118	-	-	118
Balance at June 30, 2025	$58	$95,266	$63,612	$(10,560)	$148,376

Balance at April 1, 2026	$61	$102,675	$67,449	$(8,574)	$161,611
Net earnings	-	-	5,392	-	5,392
Other comprehensive income	-	-	-	1,000	1,000
Dividends paid ($0.21 per share)	-	-	(1,280)	-	(1,280)
Issuance of restricted common stock, 331 shares	-	-	-	-	-
Stock-based compensation	-	135	-	-	135
Balance at June 30, 2026	$61	$102,810	$71,561	$(7,574)	$166,858

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend issued in December of 2025.

See accompanying notes to consolidated financial statements.

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total

Balance at January 1, 2025	$58	$95,051	$56,934	$(15,828)	$136,215
Net earnings	-	-	9,105	-	9,105
Other comprehensive income	-	-	-	5,268	5,268
Dividends paid ($0.40 per share) (1)	-	-	(2,427)	-	(2,427)
Stock-based compensation	-	215	-	-	215
Balance at June 30, 2025	$58	$95,266	$63,612	$(10,560)	$148,376

Balance at January 1, 2026	$61	$102,597	$63,658	$(5,685)	$160,631
Net earnings	-	-	10,458	-	10,458
Other comprehensive loss	-	-	-	(1,889)	(1,889)
Dividends paid ($0.42 per share)	-	-	(2,555)	-	(2,555)
Issuance of restricted common stock, 21,644 shares	-	-	-	-	-
Stock-based compensation	-	213	-	-	213
Balance at June 30, 2026	$61	$102,810	$71,561	$(7,574)	$166,858

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend issued in December of 2025.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$10,458	$9,105
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	1,070	1,000
Amortization of investment security discounts, net	(388)	(85)
Accretion of purchase accounting adjustments	(346)	(380)
Amortization of mortgage servicing rights and other intangibles	453	477
Depreciation	656	638
Increase in cash surrender value of bank owned life insurance	(658)	(550)
Stock-based compensation	213	215
Deferred income taxes	(452)	(934)
Net losses on sales of investment securities	-	2
Net gains on sales of premises and equipment and foreclosed assets	(32)	-
Net gains on sales of loans	(2,126)	(1,302)
Proceeds from sales of loans	76,511	44,395
Origination of loans held for sale	(73,319)	(44,641)
Changes in assets and liabilities:
Accrued interest and other assets	(6,305)	1,171
Accrued expenses, taxes, and other liabilities	4,497	(654)
Net cash provided by operating activities	10,232	8,457
Cash flows from investing activities:
Net decrease (increase) in loans	7,976	(64,864)
Net change in interest-bearing deposits at banks	(2,717)	647
Maturities and prepayments of investment securities	33,366	36,293
Purchases of investment securities	(28,120)	(12,584)
Proceeds from sales of available-for-sale investment securities	-	3,394
Redemption of bank stocks	13,612	7,580
Purchase of bank stocks	(15,935)	(11,908)
Proceeds from bank owned life insurance	262	1,093
Proceeds from sales of premises and equipment and foreclosed assets	332	-
Purchases of premises and equipment, net	(238)	(134)
Net cash provided by (used in) investing activities	8,538	(40,483)
Cash flows from financing activities:
Net decrease in deposits	(83,866)	(54,865)
Federal Home Loan Bank advance borrowings	495,675	521,784
Federal Home Loan Bank advance repayments	(422,162)	(419,054)
Repayments on other borrowings	(665)	(666)
Change in repurchase agreements	98	(7,983)
Payment of dividends	(2,555)	(2,427)
Net cash (used in) provided by financing activities	(13,475)	36,789
Net increase in cash and cash equivalents	5,295	4,763
Cash and cash equivalents at beginning of period	20,982	20,275
Cash and cash equivalents at end of period	$26,277	$25,038

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$2,175	$1,710
Cash paid for interest	10,864	12,828
Cash paid for operating leases	124	105

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2026, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of financial statements have been reflected herein. The results of the six-month interim period ended June 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Investments

A summary of the Company’s investment securities classified as available-for-sale and held-to-maturity as of June 30, 2026 and December 31, 2025 is as follows:

(Dollars in thousands)	As of June 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$43,419	$230	$(171)	$43,478
Municipal obligations, tax exempt	76,435	107	(1,399)	75,143
Municipal obligations, taxable	100,224	279	(2,785)	97,718
Agency mortgage-backed securities	130,723	81	(6,335)	124,469
Total available-for-sale	$350,801	$697	$(10,690)	$340,808

Held-to-maturity:
Other	$3,847	$-	$(297)	$3,550
Total held-to-maturity	$3,847	$-	$(297)	$3,550

	As of December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$52,795	$580	$(192)	$53,183
Municipal obligations, tax exempt	88,979	149	(1,319)	87,809
Municipal obligations, taxable	92,105	555	(2,057)	90,603
Agency mortgage-backed securities	121,780	193	(5,411)	116,562
Total available-for-sale	$355,659	$1,477	$(8,979)	$348,157

Held-to-maturity:
Other	$3,789	$-	$(312)	$3,477
Total held-to-maturity	$3,789	$-	$(312)	$3,477

The amortized cost of the above held-to-maturity investment securities has been further reduced by the allowance for credit losses of $91,000 at both June 30, 2026 and December 31, 2025.

The tables above show that some of the securities in the Company’s available-for-sale and held-to-maturity investment portfolios had unrealized losses, or were temporarily impaired, as of both June 30, 2026 and December 31, 2025. These temporary impairments represent the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses had not been recorded at June 30, 2026 and December 31, 2025 along with the length of time each category of securities had been in a continuous loss position as of such date:

		As of June 30, 2026
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	12	$1,951	$(3)	$23,569	$(168)	$25,520	$(171)
Municipal obligations, tax exempt	139	24,545	(166)	29,340	(1,233)	53,885	(1,399)
Municipal obligations, taxable	122	40,769	(803)	36,894	(1,982)	77,663	(2,785)
Agency mortgage-backed securities	72	35,498	(548)	74,418	(5,787)	109,916	(6,335)
Total for available-for-sale	345	$102,763	$(1,520)	$164,221	$(9,170)	$266,984	$(10,690)

		As of December 31, 2025
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	12	$-	$-	$32,314	$(192)	$32,314	$(192)
Municipal obligations, tax exempt	129	5,746	(10)	43,697	(1,309)	49,443	(1,319)
Municipal obligations, taxable	88	19,052	(262)	40,711	(1,795)	59,763	(2,057)
Agency mortgage-backed securities	67	16,624	(95)	85,169	(5,316)	101,793	(5,411)
Total for available-for-sale	296	$41,422	$(367)	$201,891	$(8,612)	$243,313	$(8,979)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury (“U.S. treasury”). The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the available-for-sale U.S. treasury securities identified in the table above were temporarily impaired as of June 30, 2026 and December 31, 2025.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of June 30, 2026, the Company did not intend to sell and it was more likely than not that the Company would not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2026 and December 31, 2025.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of June 30, 2026 and December 31, 2025.

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

The table below sets forth the amortized cost and fair value of investment securities at June 30, 2026. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	cost	fair value
Available-for-sale:
Due in less than one year	$39,598	$39,366
Due after one year but within five years	159,618	153,116
Due after five years but within ten years	97,698	95,633
Due after ten years	53,887	52,693
Total available-for-sale	$350,801	$340,808

Held-to-maturity:
Due in less than one year	3,847	3,550
Total held-to-maturity	$3,847	$3,550

Sale proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Sales proceeds	$-	$-	$-	$3,394

Realized gains	$-	$-	$-	$22
Realized losses	-	-	-	(24)
Net realized losses	$-	$-	$-	$(2)

Securities with carrying values of $247.8 million and $266.7 million were pledged to secure public funds on deposits, repurchase agreements and as collateral for borrowings at June 30, 2026 and December 31, 2025, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10.0% of consolidated stockholders’ equity.

3.	Loans and Allowance for Credit Losses

Loans consisted of the following as of the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2026	2025

One-to-four family residential real estate loans	$364,271	$375,299
Construction and land loans	23,358	20,531
Commercial real estate loans	407,756	394,323
Commercial loans	177,904	178,201
Agriculture loans	88,055	102,829
Municipal loans	6,715	6,874
Consumer loans	33,417	33,666
Total gross loans	1,101,476	1,111,723
Net deferred loan fees and loans in process	886	(872)
Allowance for credit losses	(12,657)	(12,458)
Loans, net	$1,089,705	$1,098,393

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology for the three and six months ended June 30, 2026 and 2025:

	Three months and six months ended June 30, 2026
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at April 1, 2026	$2,185	$100	$5,832	$3,042	$1,210	$44	$196	$12,609
Charge-offs	-	-	-	(737)	-	-	(88)	(825)
Recoveries	-	-	-	341	-	-	32	373
Provision for credit losses	(78)	28	244	224	30	-	52	500
Balance at June 30, 2026	$2,107	$128	$6,076	$2,870	$1,240	$44	$192	$12,657

Allowance for credit losses:
Balance at January 1, 2026	$2,001	$111	$5,680	$3,125	$1,305	$44	$192	$12,458
Charge-offs	-	-	-	(1,063)	-	-	(156)	(1,219)
Recoveries	-	-	-	353	-	6	59	418
Provision for credit losses	106	17	396	455	(65)	(6)	97	1,000
Balance at June 30, 2026	$2,107	$128	$6,076	$2,870	$1,240	$44	$192	$12,657

	Three months and six months ended June 30, 2025
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at April 1, 2025	$1,780	$149	$4,694	$4,689	$1,248	$47	$195	$12,802
Charge-offs	-	-	-	-	-	-	(103)	(103)
Recoveries	-	-	-	5	-	-	58	63
Provision for credit losses	8	(18)	382	589	19	(2)	22	1,000
Balance at June 30, 2025	$1,788	$131	$5,076	$5,283	$1,267	$45	$172	$13,762

(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2025	$1,765	$143	$4,506	$4,964	$1,227	$51	$169	$12,825
Charge-offs	-	-	-	(19)	-	-	(192)	(211)
Recoveries	-	5	-	14	-	6	123	148
Provision for credit losses	23	(17)	570	324	40	(12)	72	1,000
Balance at June 30, 2025	$1,788	$131	$5,076	$5,283	$1,267	$45	$172	$13,762

The Company recorded net loan charge-offs of $452,000 during the second quarter of 2026, compared to net loan charge-offs of $40,000 during the second quarter of 2025. The Company recorded net loan charge-offs of $801,000 during the six months ended June 30, 2026, compared to net loan charge-offs of $63,000 during the six months ended June 30, 2025.

The following table presents information regarding non-accrual and loans past due over 89 days and still accruing as of the dates indicated:

(Dollars in thousands)	As of June 30, 2026
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$1,499	$568	$-
Construction and land loans	186	-	-
Commercial real estate loans	2,145	189	-
Commercial loans	3,363	1,067	-
Agriculture loans	3,969	-	-
Consumer loans	65	-	-
Total loans	$11,227	$1,824	$-

(Dollars in thousands)	As of December 31, 2025
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$1,557	$403	$-
Commercial real estate loans	3,051	231	-
Commercial loans	2,993	1,704	-
Agriculture loans	50	5	-
Total loans	$7,651	$2,343	$-

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following table presents information regarding the amortized cost basis and collateral type of collateral-dependent loans as of the dates indicated:

(Dollars in thousands)	As of June 30, 2026
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$2,067	First mortgage on residential real estate
Construction and land loans	186	First mortgage on residential or commercial real estate
Commercial real estate loans	2,763	First mortgage on commercial real estate
Commercial loans	4,588	Various business assets including real estate
Agriculture loans	3,969	Crops, livestock, machinery and real estate
Consumer loans	65	First mortgage on residential real estate
Total loans	$13,638

(Dollars in thousands)	As of December 31, 2025
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$1,959	First mortgage on residential real estate
Construction and land loans	186	First mortgage on residential or commercial real estate
Commercial real estate loans	4,445	First mortgage on commercial real estate
Commercial loans	4,834	Various business asset including real estate
Agriculture loans	55	Crops, livestock, machinery and real estate
Total loans	$11,479

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at either June 30, 2026 or December 31, 2025.

The following tables present information regarding the Company’s past due and non-accrual loans by loan class, as of the dates indicated:

(Dollars in thousands)	As of June 30, 2026
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$1,883	$331	$-	$2,214	$2,067	$4,281	$359,990
Construction and land loans	239	53	-	292	186	478	22,880
Commercial real estate loans	430	165	-	595	2,334	2,929	404,827
Commercial loans	1,154	1,837	-	2,991	4,430	7,421	170,483
Agriculture loans	100	-	-	100	3,969	4,069	83,986
Municipal loans	-	-	-	-	-	-	6,715
Consumer loans	77	13	-	90	65	155	33,262
Total	$3,883	$2,399	$-	$6,282	$13,051	$19,333	$1,082,143

Percent of gross loans	0.35%	0.22%	0.00%	0.57%	1.18%	1.76%	98.24%

(Dollars in thousands)	As of December 31, 2025
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$152	$968	$-	$1,120	$1,960	$3,080	$372,219
Construction and land loans	299	-	-	299	-	299	20,232
Commercial real estate loans	435	199	-	634	3,282	3,916	390,407
Commercial loans	1,977	20	-	1,997	4,697	6,694	171,507
Agriculture loans	119	53	-	172	55	227	102,602
Municipal loans	-	-	-	-	-	-	6,874
Consumer loans	20	32	-	52	-	52	33,614
Total	$3,002	$1,272	$-	$4,274	$9,994	$14,268	$1,097,455

Percent of gross loans	0.27%	0.11%	0.00%	0.38%	0.90%	1.28%	98.72%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2026 and 2025 would have increased interest income by $589,000 and $529,000, respectively. No interest income related to non-accrual loans was included in interest income for the three or six months ended June 30, 2026 and 2025.

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

The following table presents information regarding the Company’s risk category of loans by type and year of origination, as of the dates indicated:

(Dollars in thousands)	As of June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$15,445	$67,058	$70,273	$70,670	$61,001	$71,345	$6,026	$247	$362,065
Classified	-	461	-	-	1,186	245	-	314	2,206
Total	$15,445	$67,519	$70,273	$70,670	$62,187	$71,590	$6,026	$561	$364,271
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,401	$8,649	$620	$2,716	$1,732	$2,953	$101	$-	$23,172
Classified	-	-	-	-	-	186	-	-	186
Total	$6,401	$8,649	$620	$2,716	$1,732	$3,139	$101	$-	$23,358
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$23,960	$91,234	$53,904	$56,479	$45,352	$127,478	$2,811	$-	401,218
Classified	-	821	1,292	-	264	4,161	-	-	6,538
Total	$23,960	$92,055	$55,196	$56,479	$45,616	$131,639	$2,811	$-	$407,756
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$26,218	$21,685	$22,719	$13,258	$13,137	$10,268	$57,572	$408	$165,265
Classified	3,002	578	19	1,669	826	2,867	3,522	156	12,639
Total	$29,220	$22,263	$22,738	$14,927	$13,963	$13,135	$61,094	$564	$177,904
Gross charge-offs	$-	$282	$184	$-	$213	$384	$-	$-	$1,063
Agriculture loans
Nonclassified	$10,875	$9,160	$8,171	$2,175	$3,536	$10,101	$39,772	$195	$83,985
Classified	-	-	1,529	-	1,208	100	1,233	-	4,070
Total	$10,875	$9,160	$9,700	$2,175	$4,744	$10,201	$41,005	$195	$88,055
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$-	$-	$-	$5,565	$28	$1,122	$-	$-	$6,715
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$5,565	$28	$1,122	$-	$-	$6,715
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$3,430	$4,441	$1,446	$629	$190	$2,633	$20,393	$190	$33,352
Classified	-	-	-	-	-	-	11	54	65
Total	$3,430	$4,441	$1,446	$629	$190	$2,633	$20,404	$244	$33,417
Gross charge-offs	$63	$-	$-	$-	$-	$-	$93	$-	$156
Total loans
Nonclassified	$86,329	$202,227	$157,133	$151,492	$124,976	$225,900	$126,675	$1,040	$1,075,772
Classified	3,002	1,860	2,840	1,669	3,484	7,559	4,766	524	25,704
Total	$89,331	$204,087	$159,973	$153,161	$128,460	$233,459	$131,441	$1,564	$1,101,476
Gross charge-offs for the six months ended June 30, 2026	$63	$282	$184	$-	$213	$384	$93	$-	$1,219

(Dollars in thousands)	As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$71,799	$75,648	$75,468	$64,268	$31,989	$47,113	$6,969	$85	$373,339
Classified	-	154	593	1,027	-	186	-	-	1,960
Total	$71,799	$75,802	$76,061	$65,295	$31,989	$47,299	$6,969	$85	$375,299
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$7,540	$3,059	$2,778	$1,759	$1,593	$3,516	$100	$-	$20,345
Classified	-	-	-	-	-	186	-	-	186
Total	$7,540	$3,059	$2,778	$1,759	$1,593	$3,702	$100	$-	$20,531
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$81,382	$55,892	$58,027	$50,673	$49,139	$89,596	$3,382	$26	$388,117
Classified	231	1,116	-	274	438	4,147	-	-	6,206
Total	$81,613	$57,008	$58,027	$50,947	$49,577	$93,743	$3,382	$26	$394,323
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$31,282	$30,783	$17,183	$16,618	$7,335	$5,522	$54,070	$386	$163,179
Classified	756	185	1,674	834	-	3,371	8,026	176	15,022
Total	$32,038	$30,968	$18,857	$17,452	$7,335	$8,893	$62,096	$562	$178,201
Gross charge-offs	$83	$2,276	$-	$266	$50	-	$-	$-	$2,675
Agriculture loans
Nonclassified	$14,014	$12,178	$2,370	$3,859	$2,697	$11,547	$51,971	$408	$99,044
Classified	46	1,424	-	1,276	9	2	1,028	-	3,785
Total	$14,060	$13,602	$2,370	$5,135	$2,706	$11,549	$52,999	$408	$102,829
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$-	$-	$5,552	$48	$-	$1,274	$-	$-	$6,874
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$5,552	$48	$-	$1,274	$-	$-	$6,874
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$5,313	$1,632	$2,653	$231	$737	$2,529	$20,412	$159	$33,666
Classified	-	-	-	-	-	-	-	-	-
Total	$5,313	$1,632	$2,653	$231	$737	$2,529	$20,412	$159	$33,666
Gross charge-offs	$375	$-	$-	-	$-	$-	$-	$-	$375
Total loans
Nonclassified	$211,330	$179,192	$164,031	$137,456	$93,490	$161,097	$136,904	$1,064	$1,084,564
Classified	1,033	2,879	2,267	3,411	447	7,892	9,054	176	27,159
Total	$212,363	$182,071	$166,298	$140,867	$93,937	$168,989	$145,958	$1,240	$1,111,723
Gross charge-offs for the year ended December 31, 2025	$458	$2,276	$-	$266	$50	$-	$-	$-	$3,050

The following table provides information regarding the Company’s allowance for credit losses related to unfunded loan commitments for the periods indicated:

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Balance at beginning of period	$220	150	$150	150
Provision for credit losses	-	-	70	-
Balance at end of period	$220	$150	$220	$150

The Company made one loan modification to a single borrower experiencing financial difficulty during the three and six months ended June 30, 2026. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended June 30, 2025. The Company made two loan modifications to a single borrower experiencing financial difficulty during the six months ended June 30, 2025. The following tables present the amortized cost basis of loans as of June 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the six months ended June 30, 2026 and 2025 by class, type of modification and includes the financial effect of the modification.

	As of June 30, 2026
	Amortized cost basis	% of loan class total	Financial effect
Term extension:
Commercial	$1,669	0.9%	Extension of existing loan

	As of June 30, 2025
	Amortized cost basis	% of loan class total	Financial effect
Term extension:
Commercial	$277	0.1%	Renewal of existing loan

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually, or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2025 concluded that its goodwill was not impaired. Based on that test and current conditions, as of June 30, 2026, the Company concluded it was more likely than not that its goodwill was not impaired.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization as of the dates indicated is presented in the following tables:

(Dollars in thousands)	As of June 30, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(2,445)	$1,725

(Dollars in thousands)	As of December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(2,180)	$1,990

The following table sets forth estimated amortization expense for core deposit intangible assets for the remainder of 2026 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2026	$247
2027	436
2028	360
2029	284
2030	208
2031	133
Thereafter	57
Total	$1,725

5.	Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others, as of the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2026	2025
FHLMC	$584,216	$593,434
FHLB	35,556	30,661
Total	$619,772	$624,095

Custodial escrow balances maintained in connection with mortgage loans serviced for others were $7.2 million and $6.0 million at June 30, 2026 and December 31, 2025, respectively. Custodial escrow balances are included in the deposit balances on the balance sheet. Gross service fee income related to such loans was $396,000 and $404,000 for the three months ended June 30, 2026 and 2025, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $794,000 and $819,000 for the six months ended June 30, 2026 and 2025, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Mortgage servicing rights activity for the periods indicated was as follows for the periods indicated:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Mortgage servicing rights:
Balance at beginning of period	$3,222	$3,045	$3,189	$3,061
Additions	206	124	335	195
Amortization	(92)	(87)	(188)	(174)
Balance at end of period	$3,336	$3,082	$3,336	$3,082

The fair value of mortgage servicing rights was $9.3 million and $8.6 million at June 30, 2026 and December 31, 2025, respectively. Fair value at June 30, 2026 was determined using a discount rate of 9.00%, prepayment speeds ranging from 5.50% to 26.19%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.80%. Fair value at December 31, 2025 was determined using a discount rate of 9.00%, prepayment speeds ranging from 0.00% to 26.29%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.67%.

The Company had a mortgage repurchase reserve of $122,000 and $118,000 at June 30, 2026 and December 31, 2025, respectively, which represented the Company’s best estimate at those dates of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged $9,000 of losses against the reserve but did not make any provisions to the reserve during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company charged $38,000 of losses against the reserve and recorded a $41,000 provision. The Company charged $74,000 of losses against the reserve during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company charged $81,000 of losses against the reserve and recorded a $65,000 provision. As of June 30, 2026, the Company had no outstanding mortgage repurchase requests.

6.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share included the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for both the three and six months ended June 30, 2026 and 2025 included all unexercised stock options, as no stock options were determined to be anti-dilutive during such periods. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid August 27, 2026, to common stockholders of record as of the close of business on August 13, 2026. The shares used in the calculation of basic and diluted earnings per share for the periods indicated are shown below:

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2026	2025	2026	2025
Net earnings	$5,392	$4,404	$10,458	$9,105

Weighted average common shares outstanding - basic (1)	6,098,229	6,071,683	6,090,791	6,069,977
Assumed exercise of stock options (1)	63,232	61,286	59,068	49,260
Weighted average common shares outstanding - diluted (1)	6,161,461	6,132,969	6,149,859	6,119,236
Earnings per share (1):
Basic	$0.88	$0.73	$1.72	$1.50
Diluted	$0.88	$0.72	$1.70	$1.49

(1)	Share and per share values for the periods ended June 30, 2025 have been adjusted to give effect to the 5% stock dividend paid during December 2025.

7.	Federal Home Loan Bank Borrowings and Other Borrowings

The Bank has a line of credit with the Federal Home Loan Bank (“FHLB”) under which there were $82.4 million of borrowings outstanding at June 30, 2026 and $8.9 million of borrowings outstanding at December 31, 2025. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (3.83% at June 30, 2026). The Company had $55.0 million in letters of credit issued through the FHLB at June 30, 2026, compared to $75.0 million in letters of credit December 31, 2025 to secure municipal deposits. The Company did not have any term advances from FHLB at June 30, 2026 or December 31, 2025.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At June 30, 2026 and December 31, 2025, there were blanket pledges of loans and securities to the FHLB totaling $456.2 million and $470.2 million, respectively. At June 30, 2026 and December 31, 2025, the Bank’s total borrowing capacity with the FHLB was approximately $312.6 million and $324.7 million, respectively. At June 30, 2026 and December 31, 2025, the Bank’s available borrowing capacity was $173.4 million and $239.1 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

At June 30, 2026, the Bank had no borrowings through the Federal Reserve discount window, while its borrowing capacity with the Federal Reserve was $37.2 million.

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2026, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, the Company borrowed $10.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2026 and December 31, 2025. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $1.0 million and $1.7 million at June 30, 2026 and December 31, 2025, respectively.

8.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $1.6 million at June 30, 2026 and $1.5 million at December 31, 2025, which were secured by $2.6 million and $2.6 million of the Company’s investment portfolio as of both dates.

The following is a summary of the balances and collateral of the Company’s repurchase agreements as of the dates indicated:

	As of June 30, 2026
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. treasury securities	$1,323	$-	$-	$-	$1,323
Agency mortgage-backed securities	276	-	-	-	276
Total	$1,599	$-	$-	$-	$1,599

	As of December 31, 2025
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. treasury securities	$1,279	$-	$-	$-	$1,279
Agency mortgage-backed securities	222	-	-	-	222
Total	$1,501	$-	$-	$-	$1,501

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

A description of the Company’s revenue streams under ASC 606 follows for the periods indicated:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$908	$880	$1,791	$1,764
Other	456	462	910	890
Interchange income	649	676	1,213	1,263
Loan servicing fees (1)	397	404	794	819
Office lease income (1)	34	19	51	36
Gains on sales of loans (1)	1,241	740	2,126	1,302
Bank owned life insurance income (1)	285	278	658	550
Losses on sales of investment securities (1)	-	-	-	(2)
Gains on sales of real estate owned	-	-	32	-
Other	125	167	284	362
Total non-interest income	$4,095	$3,626	$7,859	$6,984

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first six months of 2026 or 2025.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2026 and December 31, 2025, including methods and assumptions utilized, are set forth below:

	As of June 30, 2026
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$26,277	$26,277	$-	$-	$26,277
Interest-bearing deposits at other banks	5,935	-	5,935	-	5,935
Investment securities available-for-sale	340,808	43,478	297,330	-	340,808
Investment securities held-to-maturity	3,847	-	3,550	-	3,550
Bank stocks, at cost	8,079	n/a	n/a	n/a	n/a
Loans, net	1,089,705	-	-	1,074,508	1,074,508
Loans held for sale	3,740	-	3,740	-	3,740
Mortgage servicing rights	3,336	-	9,295	-	9,295
Accrued interest receivable	6,544	171	2,008	4,365	6,544
Derivative financial instruments	320	-	320	-	320

Financial liabilities:
Non-maturity deposits	$(1,127,587)	$(1,127,587)	$-	$-	$(1,127,587)
Certificates of deposit	(177,401)	-	(156,407)	-	(156,407)
FHLB and other borrowings	(83,415)	-	(83,409)	-	(83,409)
Subordinated debentures	(21,651)	-	(21,670)	-	(21,670)
Repurchase agreements	(1,599)	-	(1,599)	-	(1,599)
Accrued interest payable	(1,402)	-	(1,402)	-	(1,402)

	As of December 31, 2025
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,982	$20,982	$-	$-	$20,982
Interest-bearing deposits at other banks	3,218	-	3,218	-	3,218
Investment securities available-for-sale	348,157	53,183	294,974	-	348,157
Investment securities held-to-maturity	3,789	-	3,477	-	3,477
Bank stocks, at cost	5,756	n/a	n/a	n/a	n/a
Loans, net	1,098,393	-	-	1,103,265	1,103,265
Loans held for sale	5,141	-	5,141	-	5,141
Mortgage servicing rights	3,189	-	8,586	-	8,586
Accrued interest receivable	7,076	184	1,981	4,911	7,076
Derivative financial instruments	239	-	239	-	239

Financial liabilities:
Non-maturity deposits	$(1,167,088)	$(1,167,088)	$-	$-	$(1,167,088)
Certificates of deposit	(221,766)	-	(221,202)	-	(221,202)
FHLB and other borrowings	(10,567)	-	(10,553)	-	(10,553)
Subordinated debentures	(21,651)	-	(19,311)	-	(19,311)
Repurchase agreements	(1,501)	-	(1,501)	-	(1,501)
Accrued interest payable	(1,870)	-	(1,870)	-	(1,870)
Derivative financial instruments	(19)		(19)		(19)

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2026 or during the year ended December 31, 2025.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2026
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$43,478	$43,478	$-	$-
Municipal obligations, tax exempt	75,143	-	75,143	-
Municipal obligations, taxable	97,718	-	97,718	-
Agency mortgage-backed securities	124,469	-	124,469	-
Loans held for sale	3,740	-	3,740	-
Derivative financial instruments	320	-	320	-

		As of December 31, 2025
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$53,183	$53,183	$-	$-
Municipal obligations, tax exempt	87,809	-	87,809	-
Municipal obligations, taxable	90,603	-	90,603	-
Agency mortgage-backed securities	116,562	-	116,562	-
Loans held for sale	5,141	-	5,141	-
Derivative financial instruments	239	-	239	-
Liabilities:
Derivative financial instruments	(19)	-	(19)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gains on loans held for sale as of June 30, 2026 and December 31, 2025 were as follows:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2026	2025
Aggregate fair value	$3,740	$5,141
Contractual balance	3,707	5,033
Gain	$33	$108

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Total change in fair value	$(101)	$(101)	$100	$18

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional allowance and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $13.6 million at June 30, 2026 and $11.5 million at December 31, 2025. The Company’s individually evaluated loans with an allowance for credit losses were $1.9 million and $2.5 million, with an allocated allowance of $344,000 and $781,000, at June 30, 2026 and December 31, 2025, respectively.

Real estate held-for-sale includes premises and equipment that were previously used as a bank branch facility and is included in other assets on the balance sheet. Real estate held-for-sale is initially recorded at the fair value of the collateral, less estimated selling costs. Subsequent valuations are updated periodically and are based upon independent appraisals, third party price opinions or internal pricing models. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Real estate held-for-sale is reviewed and evaluated at least annually for additional allowance and adjusted accordingly, based on the same factors identified above.

Real estate owned includes assets acquired through, or in lieu of, foreclosure and land previously acquired for expansion. Real estate owned is initially recorded at the fair value of the collateral, less estimated selling costs. Subsequent valuations are updated periodically and are based upon independent appraisals, third party price opinions or internal pricing models. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Real estate owned is reviewed and evaluated at least annually for additional allowance and adjusted accordingly, based on the same factors identified above.

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of June 30, 2026
Individual evaluated loans:
One-to-four family residential real estate	$531	Sales comparison	Adjustment to appraised value	7%-10%
Commercial real estate	123	Sales comparison	Adjustment to comparable sales	0%-10%
Commercial	882	Sales comparison	Adjustment to comparable value	0%-25%

As of December 31, 2025
Individual evaluated loans:
One-to-four family residential real estate	$356	Sales comparison	Adjustment to appraised value	0%-7%
Commercial real estate	134	Sales comparison	Adjustment to comparable sales	0%-25%
Commercial loans	1,213	Sales comparison	Adjustment to comparable sales	0%-50%

11.	Regulatory Capital Requirements

Banks and bank holding companies, such as the Company, are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2026 and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of June 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

Regulations include a capital conservation buffer of 2.5% that is added to these minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including the amount of dividends that it may pay without prior regulatory approval, stock repurchases and certain discretionary bonus payments to executive officers. At June 30, 2026 and December 31, 2025, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

The following is a comparison of the Company’s regulatory capital ratios to minimum capital ratio requirements as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of June 30, 2026
Leverage	$162,442	10.29%	$63,121	4.0%
Common Equity Tier 1 Capital	141,442	11.89%	83,249	7.0%
Tier 1 Capital	162,442	13.66%	101,088	8.5%
Total Risk Based Capital	175,410	14.75%	124,874	10.5%

As of December 31, 2025
Leverage	$154,316	9.77%	$63,151	4.0%
Common Equity Tier 1 Capital	133,316	11.26%	82,901	7.0%
Tier 1 Capital	154,316	13.03%	100,666	8.5%
Total Risk Based Capital	166,714	14.08%	124,352	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements as of June 30, 2026 and December 31, 2025:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2026
Leverage	$159,899	10.17%	$62,919	4.0%	$78,649	5.0%
Common Equity Tier 1 Capital	159,899	13.45%	83,196	7.0%	77,253	6.5%
Tier 1 Capital	159,899	13.45%	101,023	8.5%	95,081	8.0%
Total Risk Based Capital	172,867	14.54%	124,793	10.5%	118,851	10.0%

As of December 31, 2025
Leverage	$152,915	9.67%	$63,223	4.0%	$79,029	5.0%
Common Equity Tier 1 Capital	152,915	12.92%	82,871	7.0%	76,951	6.5%
Tier 1 Capital	152,915	12.92%	100,629	8.5%	94,709	8.0%
Total Risk Based Capital	165,313	13.96%	124,306	10.5%	118,387	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and 27 additional branch offices in central, eastern, southeast and southwest Kansas, one loan production office in Kansas City, Missouri and our ownership of Landmark Risk Management, Inc.

In July 2026, we declared our 100th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, our future dividend practice is dependent upon the performance of the economy and the Company’s overall performance. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at June 30, 2026.

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

Summary of Results. During the second quarter of 2026, we recorded net earnings of $5.4 million, which was an increase of $1.0 million, or 22.4%, from net earnings of $4.4 million in the second quarter of 2025. During the first six months of 2026, we recorded net earnings of $10.5 million, which was an increase of $1.4 million, or 14.9%, from $9.1 million in the first six months of 2025. The increase in net earnings during both periods was primarily related to an increase in net interest income which was driven by growth in interest income on loans due to increased average loan balances and lower interest expense due to lower short-term interest rates and lower borrowing balances.

The following table summarizes earnings and key performance measures as of or for the periods presented:

	As of or for the		As of or for the
(Dollars in thousands, except per share amounts)	three months ended June 30,		six months ended June 30,
	2026	2025	2026	2025
Net earnings:
Net earnings	$5,392	$4,404	$10,458	$9,105
Basic earnings per share (1)	0.88	0.73	1.72	1.50
Diluted earnings per share (1)	0.88	0.72	1.70	1.49
Earnings ratios:
Return on average assets (2)	1.35%	1.11%	1.32%	1.16%
Return on average equity (2)	13.23	12.25	12.94	12.96
Equity to total assets	10.39	9.13	10.39	9.13
Net interest margin (2) (3)	4.22	3.83	4.23	3.80
Dividend payout ratio	23.86	27.78	24.71	26.85

(1)	Per share values for the periods ended June 30, 2025 have been adjusted to give effect to the 5% dividend paid during 2025.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $20.3 million for the quarter ended June 30, 2026 represented an increase of $153,000, or 0.8%, compared to the same period of 2025. Interest income on investment securities increased $189,000, or 6.6%, to $3.1 million for the second quarter of 2026, as compared to $2.9 million in the same period of 2025. The increase in interest income on investment securities was primarily the result of an increase in yields, which increased from 3.34% in the second quarter of 2025 to 3.66% in the second quarter of 2026. Partially offsetting the increase in yields was a decrease in the average balances of investment securities, which decreased from $363.9 million in the second quarter of 2025 to $349.8 million in the second quarter of 2026. Interest income on loans decreased $39,000, or 0.2%, to $17.1 million for the quarter ended June 30, 2026, compared to the same period of 2025, due to higher average balances, partially offset by lower yields. Average loan balances increased $8.6 million from the second quarter of 2025. The yield on loans decreased from 6.37% in the second quarter of 2025 to 6.31% in the second quarter of 2026.

Interest income of $40.5 million for the six months ended June 30, 2026 represented an increase of $1.1 million, or 2.7%, compared to the same period of 2025. Interest income on loans increased $826,000, or 2.5%, to $34.4 million for the six months ended June 30, 2026, compared to the same period of 2025 due to an increase in our average loan balances, which increased $26.7 million during the first six months of 2026 compared to the same period in 2025. The increase in average balances was partially offset by a decrease in yields on loans which decreased one basis point from 6.36% in the six months ended June 30, 2025 to 6.35% during the six months ended June 30, 2026. Interest income on investment securities increased $219,000, or 3.8%, to $6.0 million for the first six months of 2026, as compared to $5.8 million in the same period of 2025. The increase in interest income on investment securities was primarily the result of an increase in yields, which increased from 3.32% in the first six months of 2025 to 3.61% in the first six months of 2026. Partially offsetting the higher yields was a decrease in the average balances of investment securities which decreased from $370.8 million in the first six months of 2025 to $350.3 million in the first six months of 2026.

Interest Expense. Interest expense during the quarter ended June 30, 2026 decreased $1.2 million to $5.2 million, as compared to the same period of 2025. Interest expense on interest-bearing deposits decreased $795,000 to $4.3 million for the quarter ended June 30, 2026, as compared to the same period of 2025. Our total cost of interest-bearing deposits decreased from 2.14% in the second quarter of 2025 to 1.82% in the second quarter of 2026, as a result of lower rates on our deposits. The lower rates on interest-bearing deposits was coupled with a decrease in average interest-bearing deposit balances, which decreased from $965.2 million in the second quarter of 2025 to $958.4 million in the second quarter of 2026. For the second quarter of 2026, interest expense on borrowings decreased $449,000 to $822,000, as compared to the same period of 2025, due to a decrease in our average borrowings and repurchase agreements which decreased $29.7 million from the second quarter of 2025 to the second quarter of 2026. Also contributing to lower interest expense was a decrease in rates, which decreased from 4.98% in the second quarter of 2025 to 4.54% in the same period of 2026.

Interest expense during the six months ended June 30, 2026 decreased $2.2 million to $10.4 million, as compared to the same period of 2025. Interest expense on interest-bearing deposits decreased $1.4 million to $9.0 million for the six months ended June 30, 2026, as compared to the same period of 2025. Our total cost of interest-bearing deposits decreased from 2.15% in the first six months of 2025 to 1.86% in the first six months of 2026, as a result of lower rates on our deposits. The impact from lower rates was coupled with a decrease in average interest-bearing deposit balances, which decreased from $972.5 million in the first six months of 2025 to $970.7 million in the first six months of 2026. For the first six months of 2026, interest expense on borrowings decreased $822,000 to $1.4 million, as compared to the same period of 2025, due to a decrease in our average borrowings and repurchase agreements which decreased $28.5 million from the first six months of 2025 to the first six months of 2026. Also contributing to lower interest expense was a decrease in rates, which decreased from 5.03% in the first six months of 2025 to 4.66% in the same period of 2026.

Net Interest Income. Net interest income increased $1.4 million, or 10.2%, to $15.1 million for the second quarter of 2026, as compared to the second quarter of 2025. The increase in net interest income was primarily a result of a decrease in interest expense, coupled with an increase in interest income on investment securities. Compared to the same period last year, average interest-bearing liability balances declined $36.5 million coupled with lower rates decreased interest expense. Net interest margin, on a tax-equivalent basis, expanded 39 basis points from 3.83% in the second quarter of 2025, to 4.22% in the second quarter of 2026.

Net interest income increased $3.3 million, or 12.3%, to $30.1 million for the six months ended June 30, 2026, as compared to the same period of 2025. The increase in net interest income was primarily a result of a decrease in interest expense, coupled with an increase in loan interest income. Compared to the same period last year, average interest-bearing liability balances declined $30.3 million coupled with lower rates decreased interest expense. The increase in loan interest income was driven by growth in average loans. The accretion of purchase accounting adjustments increased net interest income by $346,000 in the first six months of 2026 compared to an increase of $380,000 in the first six months of 2025, and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction completed in 2022. Compared to the same period last year, net interest margin, on a tax-equivalent basis, was 3.80% in the first six months of 2025, compared to 4.23% in the first six months of 2026.

Average Assets/Liabilities. The following table reflects the tax-equivalent yields earned on average interest-earning assets and costs of average interest-bearing liabilities (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	June 30, 2026			June 30, 2025
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$5,859	$51	3.49%	$6,168	$48	3.12%
Investment securities (1)	349,813	3,192	3.66%	363,878	3,029	3.34%
Loans receivable, net (2)	1,090,422	17,150	6.31%	1,081,865	17,189	6.37%
Total interest-earning assets	1,446,094	20,393	5.66%	1,451,911	20,266	5.60%
Non-interest-earning assets	156,688			141,028
Total	$1,602,782			$1,592,939

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$614,918	$2,707	1.77%	$611,109	$3,191	2.09%
Savings accounts	151,842	44	0.12%	148,220	43	0.12%
Certificates of deposit	191,647	1,598	3.34%	205,885	1,910	3.72%
Total interest-bearing deposits	958,407	4,349	1.82%	965,214	5,144	2.14%

FHLB advances and other borrowings	49,201	484	3.95%	74,007	861	4.67%
Subordinated debentures	21,651	324	6.00%	21,651	358	6.63%
Repurchase agreements	1,809	14	3.10%	6,683	52	3.12%
Total borrowings	72,661	822	4.54%	102,341	1,271	4.98%

Total interest-bearing liabilities	1,031,068	5,171	2.01%	1,067,555	6,415	2.41%
Non-interest-bearing liabilities	408,209			381,233
Stockholders’ equity	163,505			144,151
Total	$1,602,782			$1,592,939

Interest rate spread (3)			3.65%			3.19%
Net interest margin (4)		$15,222	4.22%		$13,851	3.83%
Tax-equivalent interest - imputed		141			168
Net interest income		$15,080			$13,683

Ratio of average interest-earning assets to average interest-bearing liabilities			140.3%			136.0%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2026			June 30, 2025
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$6,921	$110	3.21%	$5,833	$96	3.32%
Investment securities (1)	350,305	6,264	3.61%	370,823	6,096	3.32%
Loans receivable, net (2)	1,091,999	34,413	6.35%	1,065,317	33,588	6.36%
Total interest-earning assets	1,449,225	40,787	5.68%	1,441,973	39,780	5.56%
Non-interest-earning assets	149,494			141,696
Total	$1,598,719			$1,583,669

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$612,196	$5,371	1.77%	$620,598	$6,441	2.09%
Savings accounts	151,705	86	0.11%	147,681	86	0.12%
Certificates of deposit	206,808	3,503	3.42%	204,181	3,853	3.81%
Total interest-bearing deposits	970,709	8,960	1.86%	972,460	10,380	2.15%

FHLB advances and other borrowings	38,585	761	3.98%	61,288	1,426	4.69%
Subordinated debentures	21,651	646	6.02%	21,651	715	6.66%
Repurchase agreements	1,840	29	3.18%	7,653	117	3.08%
Total borrowings	62,076	1,436	4.66%	90,592	2,258	5.03%

Total interest-bearing liabilities	1,032,785	10,396	2.03%	1,063,052	12,638	2.40%
Non-interest-bearing liabilities	402,947			378,994
Stockholders’ equity	162,987			141,623
Total	$1,598,719			$1,583,669

Interest rate spread (3)			3.65%			3.16%
Net interest margin (4)		$30,391	4.23%		$27,142	3.80%
Tax-equivalent interest - imputed		288			340
Net interest income		$30,103			$26,802

Ratio of average interest-earning assets to average interest-bearing liabilities			140.3%			135.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2026 vs 2025			2026 vs 2025
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(2)	$5	$3	$17	$(3)	$14
Investment securities	(110)	273	163	(290)	458	168
Loans	209	(249)	(40)	880	(55)	825
Total	97	29	126	607	400	1,007
Interest expense:
Deposits	(36)	(759)	(795)	(19)	(1,401)	(1,420)
FHLB advances and other borrowings	(258)	(119)	(377)	(472)	(193)	(665)
Subordinated debentures	-	(34)	(34)	-	(69)	(69)
Repurchase agreements	(38)	-	(38)	(92)	4	(88)
Total	(332)	(912)	(1,244)	(583)	(1,659)	(2,242)
Net interest margin	$429	$941	$1,370	$1,190	$2,059	$3,249

Provision for Credit Losses. During the second quarter of 2026, we recorded a $500,000 provision for credit losses, compared to a $1.0 million provision for credit losses recorded in the same period of 2025. The provision for credit losses recorded in the second quarter of 2026 was primarily due to lower reserves against individually evaluated loans on non-accrual as compared to the second quarter of 2025. We recorded net loan charge-offs of $452,000 during the second quarter of 2026, compared to net loan charge-offs of $40,000 during the second quarter of 2025.

During the first six months of 2026, we recorded a $1.1 million provision for credit losses compared to a $1.0 million provision for credit losses recorded in the first six months of 2025. The provision for credit losses during the first six months of 2026 consisted of a $1.0 million provision to the allowance for credit losses on loans and a $70,000 credit provision to the allowance for unfunded loan commitments. We recorded net loan charge-offs of $801,000 during the first six months of 2026, compared to net loan charge-offs of $63,000 during the first six months of 2025.

For further discussion of the allowance for credit losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $4.1 million in the second quarter of 2026, an increase of $469,000, or 12.9%, from the same period in 2025. The increase in non-interest income during the second quarter of 2026 compared to the same period in the prior year was primarily due to an increase of $501,000 in gains on sales of one-to-four family residential real estate loans due to an increase in the volume of loans sold in the secondary market.

Total non-interest income was $7.9 million in the first six months of 2026, an increase of $875,000, or 12.5%, from the same period in 2025. The increase in non-interest income during the first six months of 2026 compared to the same period in the prior year was primarily due to an increase of $824,000 in gains on sales of one-to-four family residential real estate loans due to an increase in the volume of loans sold in the secondary market. Additionally, there was an increase of $108,000 in bank-owned life insurance income due to the accrual of death benefits during 2026.

Non-interest Expense. Non-interest expense totaled $12.0 million for the second quarter of 2026, an increase of $1.0 million, or 9.1%, over the same quarter of 2025. The increase in non-interest expense in the second quarter of 2026 compared to the same period last year was mainly due to increases of $711,000 in professional fees and $335,000 in compensation and benefits expense. The increase in professional fees was driven by higher consulting expenses for talent development, risk assessment, and forensic accounting engagements. The increase in compensation and benefits expense was attributable to an increase in the number of employees in the current year, coupled with higher benefits expense as compared to the prior year.

Non-interest expense totaled $23.9 million for the first six months of 2026, an increase of $2.1 million, or 9.8%, over the same period of 2025. The increase in non-interest expense in the first six months of 2026 compared to the same period in the prior year was mainly due to increases of $743,000 in other expense, $730,000 in professional fees and $504,000 in compensation and benefits expense. The increase in other expense was driven by $433,000 of fraud losses recognized during the first quarter of 2026, related to the previously disclosed fraudulent activity by a non-executive officer of the Bank. The increase in fraud losses was coupled with increased insurance loss reserves of our captive insurance subsidiary and increased advertising expense. The increase in professional fees was driven by higher consulting expenses for talent development, risk assessment, and forensic accounting engagements. The increase in compensation and benefits expense was attributable to an increase in the number of employees in the current year, coupled with higher benefits expense as compared to the prior year.

Income Tax Expense. During the second quarter of 2026, we recorded income tax expense of $1.3 million, compared to income tax expense of $944,000 during the same period of 2025. Our effective tax rate increased from 17.7% in the second quarter of 2025 to 19.7% in the second quarter of 2026. The increase in the effective tax rate was due to higher earnings before taxes while tax exempt income decreased slightly.

During the first six months of 2026, we recorded income tax expense of $2.6 million, compared to income tax expense of $2.0 million during the same period of 2025. Our effective tax rate increased from 17.7% in the first half of 2025 to 19.8% in the first half of 2026. The increase in the effective tax rate was due to higher earnings before taxes while tax exempt income decreased slightly.

Financial Condition. Economic conditions in the United States remained sluggish during the first six months of 2026 as elevated inflation levels, high interest rates, and conflicts in the Middle East continued to impact the economy. Although interest rates decreased slightly in the second half of 2025, sustained high interest rates have impacted financial institutions generally, resulting in continued higher costs of funding and lower fair values for investment securities. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a majority of our deposits being core customer-based and insured by the Federal Deposit Insurance Corporation (“FDIC”). We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates have also been impacted by economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses continues to factor in estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high-quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, CRE, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets were $1.6 billion at both December 31, 2025 and June 30, 2026.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At June 30, 2026, our allowance for credit losses on loans totaled $12.7 million, or 1.15% of gross loans outstanding, compared to $12.5 million, or 1.12% of gross loans outstanding, at December 31, 2025. The increase in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to higher reserves against individually evaluated loans on non-accrual due to an increase in loans on non-accrual as of June 30, 2026. The balance of our allowance for credit losses reflects current and projected economic conditions and other qualitative factors.

As of June 30, 2026 and December 31, 2025, approximately $25.7 million and $27.2 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for credit losses was sufficient to cover expected losses related to such loans at June 30, 2026 and December 31, 2025, respectively.

Loans past due 30-89 days and still accruing interest totaled $6.3 million, or 0.57% of gross loans, at June 30, 2026, compared to $4.3 million, or 0.38% of gross loans, at December 31, 2025. The increase in past due loans was primarily related to loans in our commercial and one-to-four family residential real estate loan portfolios. At June 30, 2026, $13.1 million in loans were on non-accrual status, or 1.18% of gross loans, compared to $10.0 million, or 0.90% of gross loans, at December 31, 2025. The increase in non-accrual loans was primarily related to loans in our agriculture loan portfolio. Non-accrual loans consist of loans 90 or more days past due and certain individually evaluated loans. There were no loans 90 days delinquent and accruing interest at either June 30, 2026 or December 31, 2025.

As part of our credit risk management strategy, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on CRE and commercial loan relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At both June 30, 2026 and December 31, 2025, we had no real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $83.9 million, or 6.0% in total deposits during the first six months of 2026, to $1.3 billion at June 30, 2026. The decrease in deposits was primarily due to a decrease in brokered deposits, coupled with a seasonal decrease in our public fund deposit accounts.

Non-interest-bearing deposits at June 30, 2026 were $380.5 million, or 29.2% of deposits, compared to $364.7 million, or 26.3% of deposits, at December 31, 2025. Money market and checking deposit accounts were 45.7% of our deposit portfolio and totaled $596.1 million at June 30, 2026, compared to $651.0 million, or 46.9% of deposits, at December 31, 2025. The decrease in money market and checking deposit accounts included a decline of $40.1 million in brokered deposits from $40.1 million at December 31, 2025 to a balance of $29,000 at June 30, 2026. Savings accounts were $151.0 million, or 11.6%, of deposits at June 30, 2026, compared to $151.4 million, or 10.9% of deposits, at December 31, 2025. Certificates of deposit totaled $177.4 million, or 13.6% of deposits, at June 30, 2026, compared to $221.8 million, or 16.0% of deposits, at December 31, 2025. The decrease in certificates of deposit was primarily related to lower brokered certificates of deposits, which decreased from $57.9 million at December 31, 2025 to $12.7 million at June 30, 2026.

Overdraft deposits consist of non-interest-bearing deposits, money market and checking deposit accounts with negative balances. These overdraft balances totaled $443,000 as of June 30, 2026 and $297,000 as of December 31, 2025 and were presented as loans on the balance sheet.

Total deposits include estimated uninsured deposits of $462.3 million and $490.9 million as of June 30, 2026 and December 31, 2025, respectively. This represented approximately 35.4% of our total deposits at June 30, 2026 and 35.3% of our deposits at December 31, 2025. Over 98.6% of the Company’s total deposits were considered core deposits at June 30, 2026. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

Certificates of deposit at June 30, 2026 scheduled to mature in one year or less totaled $168.2 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $72.9 million to $106.7 million at June 30, 2026, from $33.7 million at December 31, 2025. The increase in total borrowings was primarily due to an increase in FHLB line of credit borrowings.

Cash Flows. During the six months ended June 30, 2026, our cash and cash equivalents increased by $5.3 million. Our operating activities provided net cash of $10.2 million during the first six months of 2026 primarily as a result of net earnings. Our investing activities provided net cash of $8.5 million during the first six months of 2026, primarily due to maturities of investment securities and a decrease in loans. Financing activities used net cash of $13.5 million during the first six months of 2026, primarily as a result of a decrease in deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $373.0 million at June 30, 2026 and $372.4 million at December 31, 2025. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through pledging or sales of investment securities. While the sale of available-for-sale investment securities would result in losses due to the current interest environment, pledging these securities as collateral would not result in a loss. At June 30, 2026, we had $82.4 million of outstanding borrowings under our line of credit with the FHLB. At June 30, 2026, we had collateral pledged to the FHLB that would allow us to borrow $173.4 million, subject to FHLB credit requirements and policies. At June 30, 2026, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $37.2 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $35.0 million in available credit under which we had no outstanding borrowings at June 30, 2026. At June 30, 2026, we had subordinated debentures totaling $21.7 million and $1.6 million of repurchase agreements. At June 30, 2026, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2026, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2026. The Company also has outstanding borrowings of $1.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original $10.0 million of borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc., which was completed in 2022.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include CRE, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.2 million at June 30, 2026.

At June 30, 2026, we had outstanding loan commitments, excluding standby letters of credit, of $195.0 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business. Banking organizations are required to maintain minimum capital levels as follows: a ratio of common equity Tier 1 capital equal to 4.5% of risk-weighted assets, a ratio of Tier 1 capital equal to 6.0% of risk-weighted assets, a ratio of total capital equal to 8.0% of risk-weighted assets, and a leverage ratio of Tier 1 capital to total quarterly average assets equal to 4.0% in all circumstances. Regulations also include a capital conservation buffer of 2.5% that is added to these minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including the amount of dividends that it may pay without prior regulatory approval, stock repurchases and certain discretionary bonus payments to executive officers. Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2026 and December 31, 2025, as discussed in more detail in Note 11 of the Consolidated Financial Statements.

Dividends. During the quarter ended June 30, 2026, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As discussed above, banking organizations must maintain a capital conservation buffer of 2.5% that is added to certain regulatory minimum requirements for capital adequacy purposes in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2026. The National Bank Act also imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2026, approximately $23.5 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

This document (including information incorporated by reference) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions, including the negatives of such expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations, and assumptions regarding its business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. Because forward-looking statements relate to the future, they are subject to inherent known and unknown uncertainties, risks, changes in circumstances, and other factors that are difficult to predict and many of which may be out of our control.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, national and international economies, and financial markets, including the effects of inflationary pressures and future monetary policies of the Federal Reserve in response thereto and changes in global energy market conditions;
●	effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement, executive orders, and changes in foreign policy;
●	Changes in interest rates and prepayment rates of our assets;
●	Increased competition in the financial services sector and the inability to attract new customers, including from non-bank competitors such as credit unions and fintech companies;
●	Timely development and acceptance of new products and services;
●	Rapid and expensive technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequence to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
●	Our risk management framework;

●	Interruptions in information technology and telecommunications systems and third-party services;
●	The economic effects of severe weather, natural disasters, widespread disease or pandemics, or other external events;
●	The loss of key executives or employees;
●	Changes in consumer spending;
●	Integration of acquired businesses;
●	The commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	Changes in accounting policies and practices, such as the implementation of the current expected credit losses accounting standard;
●	Past and any future terrorist attacks, military conflicts, acts of war, changes in foreign relations, or other adverse external events, including ongoing conflicts in the Middle East, wars in Iran and Ukraine, and other international military conflicts that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control;
●	The ability to manage credit risk, forecast loan losses and maintain an adequate allowance for loan losses;
●	Fluctuations in the value of securities held in our securities portfolio;
●	Concentrations within our loan portfolio and large loans to certain borrowers (including CRE loans);
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
●	The level of non-performing assets on our balance sheets;
●	The ability to raise additional capital;
●	The occurrence of fraudulent activity, breaches or failures of our or our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	Emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business or customers;
●	Declines in real estate values;
●	The effects of fraud on the part of our employees, customers, vendors or counterparties;
●	The availability of future equity or debt issuances and other capital raising opportunities on favorable terms; and
●	Our success at managing and responding to the risks involved in the foregoing items.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended June 30, 2026 of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

April 1-30, 2026	-	$-	-	157,456
May 1-31, 2026	-	-	-	157,456
June 1-30, 2026	-	-	-	157,456
Total	-	$-	-	157,456

(1)	In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”). As of June 30, 2026, there were 157,456 shares remaining available for repurchase under the March 2020 Repurchase Program. The March 2020 Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. The March 2020 Repurchase Program may be suspended or terminated at any time and, even if fully implemented, the March 2020 Repurchase Program may not enhance long-term stockholder value.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On June 15, 2026, Jim Lewis, a director of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Act Rule 10b5-1(c). Mr. Lewis’ Rule 10b5-1 Trading Plan, which has a term of one year, provides for the sale of up to 12,000 shares of common stock pursuant to the terms of the plan.

Certain of our officers and directors have made elections to participate in, and are participating in, our dividend reinvestment plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of stock awards, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). Other than as set forth above, during the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2026 and June 30, 2025; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and June 30, 2025; (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and June 30, 2025; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 12, 2026	/s/ Abigail M. Wendel
Abigail M. Wendel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

